Form 10QSB
period 2005-03-31
MetaMorphix Inc.
filed 2006-10-03
CIK 1289370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from: ________________ to ________________

Commission file number: 000-51294

METAMORPHIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1923417
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

8000 Virginia Manor Road, Suite 140, Beltsville, Maryland	20705
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	301-617-9080

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Check whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐ No ☒:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 31, 2006
Common Stock, $.001 par value	20,883,149 Shares

Transitional Small Business Disclosure Format (Check one):   Yes ☐ No ☒:

Page No.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets as of March 31, 2005 and December 31, 2004	5

Consolidated Condensed Statements of Operations for the Three Months
Ended March 31, 2005 and 2004	6

Consolidated Condensed Statements of Cash Flows for the Three Months Ended
March 31, 2005 and 2004	7

Notes to Consolidated Condensed Financial Statements	8

ITEM 2. Management's Discussion and Analysis or Plan of Operation	14

ITEM 3. Controls and Procedures	17

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	17

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3. Defaults Upon Senior Securities	18

ITEM 6. Exhibits	18

SIGNATURES	19

INTRODUCTION

          We are a life science company. We use our two fundamental proprietary technologies—animal genomics and growth and differentiation factors, or GDFs, to discover, develop and commercialize products that we believe will increase livestock quality and production efficiency, improve companion animal health and potentially treat human muscle degenerative diseases and metabolic disorders.

          Genomics refers to the sequencing and analysis of the genetic makeup of an organism. Our proprietary animal genomics technologies are intended to provide trait identification and predictive diagnostic tools for producers and breeders of beef and dairy cattle, swine, and poultry. We believe that these tools will enable livestock producers and breeders and feedlot operators to improve substantially their production efficiency and help them meet consumer demand for high quality meat products. We believe that animal genomics also has potential for diagnostic use in companion animals, including dogs, cats and horses, to detect disease predisposition, and behavioral and performance traits. Commercialization of these diagnostic products for livestock production and animal health does not require FDA approval. Our near-term products are tools that do not involve any animal pharmaceutical drugs or genetic altering of the animal.

          We have established several relationships through which we expect to commercialize our animal genomics technology. We have exclusive development and marketing agreements with Cargill Incorporated, or Cargill, the world’s second largest beef processor and feedlot operator, and the Monsanto Company, or Monsanto, the world’s second largest swine breeder. We describe these agreements in more detail under “Licenses, Acquisitions, and Collaborative Agreements.” We also have agreements to provide DNA testing services for the American Kennel Club, the world’s largest canine registry, United Kennel Club, American Angus Association, the world’s largest beef cattle registry, Red Angus Association, American Limousin Association, and American Bucking Bull Association.

          GDFs are proteins that bind to receptors on the cell surface, with the primary result of activating cellular proliferation and/or differentiation. Our GDF development activities are focused on GDF-8, also known as Myostatin, a naturally occurring protein that acts to limit skeletal muscle development. Myostatin is one of eight GDFs to which we have exclusive rights for use in animals. We believe the inhibition of Myostatin has use in the livestock industry to facilitate the production of beef cattle, swine and poultry with more meat and less waste. We also believe that Myostatin can potentially be used in humans to treat muscle degenerative diseases, including muscular dystrophy, muscle wasting (Cachexia), age-related muscle loss (Sarcopenia), Lou Gehrig’s disease (ALS), and metabolic disorders, such as Type II Diabetes and obesity.

          We have entered into relationships to commercialize both agricultural and human therapeutic applications of our GDF technology. We have entered into collaborative agreements with the top two chicken producer-processors in the United States, and have formed a joint venture with Willmar Poultry Company, Inc., or Willmar, the world’s largest supplier of day old poults, for the development of Myostatin applications in turkeys. We have granted an exclusive license to Wyeth for the GDF technology including Myostatin, under which Wyeth has completed Phase II clinical trials to evaluate a Myostatin-based product as a therapeutic for forms of muscular dystrophy. We describe these relationships and agreements under “--Licenses, Acquisitions, and Collaborative Agreements.”

          We were incorporated as a Delaware corporation in September 1994. Between incorporation and 1997, our activities consisted of research performed by Dr. Se-Jin Lee at his laboratory at The Johns Hopkins University School of Medicine to focus on the discovery, characterization, development and commercialization of GDFs. Dr. Lee’s research was funded by Genetics Institute, Inc., or GI, a wholly-owned subsidiary of American Home Products Corporation (now Wyeth). After Dr. Lee published a paper on Myostatin in 1997, we began to explore business opportunities to use the Myostatin technology for human and agricultural applications. In 1999, we licensed to Wyeth human therapeutic applications of our GDF technology in exchange for which we acquired Wyeth’s equity interest in us and the right to receive, milestone and royalty payments. Between 2000 and 2002, we granted options to license our Myostatin technology to the top two U.S. chicken producers and entered into a joint venture with a leading supplier of turkeys to commercialize Myostatin in the North American chicken and turkey markets.

          Our business activities in the area of animal genomics commenced in February 2002, when we acquired some of the animal-related assets of the Celera Genomics Group of Applera Corporation, or Celera, and licensed Celera’s chicken, swine and cattle genome databases for agricultural use within specified fields. In May 2002, we entered into our joint development and marketing agreement with Cargill Incorporated and in June 2004, we entered into our Swine Improvement Agreement with Monsanto.

          Our principal executive office is located at 8000 Virginia Manor Road, Suite 140, Beltsville, Maryland 20705, and our telephone number at that address is (301) 617-9080. We have a corporate internet website at http://www.metamorphixinc.com. The reference to this website address does not constitute incorporation by reference of the information contained therein.

FORWARD LOOKING STATEMENTS

          Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward looking terminology such as “may,” “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects,” or similar terms, variations of such terms or the negative of such terms. Forward-looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Description of Business”. The safe harbors for forward looking statements provided by Section 21E of the Exchange Act do not apply to statements made in this Form 10-QSB. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION

ITEM 1.      Consolidated Condensed Financial Statements (Unaudited)

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$587,311	$507,973
Accounts receivable	296,742	242,857
Prepaid expenses and other current assets	95,877	103,122
Total current assets	979,930	853,952

PROPERTY AND EQUIPMENT—Net	2,042,413	2,081,669
GOODWILL	3,739,870	3,739,870
INTELLECTUAL PROPERTY RIGHTS	-	2,126,003
LEASE SECURITY DEPOSITS	203,024	207,263
DEFERRED DEBT ISSUE COSTS	6,065,476	6,480,080
	12,050,783	14,634,885
TOTAL ASSETS	$13,030,713	$15,488,837

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,552,770	$4,812,341
Accrued compensation	4,971,232	4,671,064
Accrued dividends	826,615	490,222
Short-term notes payable	1,921,332	1,373,824
Notes payable to officers and directors	1,584,498	1,214,498
Deferred revenue	1,428,330	1,480,831
Celera purchase obligation	2,037,564	1,495,000
Accrued interest	1,422,072	2,042,065
Total current liabilities	20,744,413	17,579,845

LONG-TERM NOTES PAYABLE, net of discount of $6,550,477,
$7,000,745 at March 31, 2005 and December 31, 2004, respectively	12,972,845	11,399,886
CELERA PURCHASE OBLIGATION	3,736,046	4,214,076
ACCRUED INTEREST	1,031,958	988,601
OTHER LONG-TERM LIABILITIES	221,801	208,721
Total liabilities	38,707,063	34,391,129

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred stock, $0.001 par value—22,000,000 shares authorized as of March 31, 2005 and December 31, 2004, 7,321,532
and 7,238,315 shares issued and outstanding as of March 31, 2005 and
December 31, 2004, respectively	59,876,044	59,269,687
Common stock, $0.001 par value—75,000,000 shares authorized as of
March 31, 2005 and December 31, 2004, 9,503,381 and 9,488,878
shares issued and outstanding as of March 31, 2005 and December 31,
2004, respectively	9,504	9,489
Additional paid-in capital	75,579,636	74,365,319
Accumulated other comprehensive loss	(30,910)	(32,228)
Accumulated deficit	(161,110,624)	(152,514,559)
Total stockholders’ equity (deficit)	(25,676,350)	(18,902,292)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,030,713	$15,488,837

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended

	March 31, 2005	March 31, 2004

REVENUE	$729,811	$417,744
OPERATING COSTS AND
EXPENSES:
Cost of revenue	445,663	1,636,642
Research and development	1,213,092	991,243
General and administrative	3,260,182	2,132,622
Depreciation and amortization	2,207,562	3,243,269
Total operating costs and expenses	7,126,499	8,003,776
OTHER INCOME (EXPENSE):
Interest expense and accretion of debt
discount	(1,455,676)	(3,257,909)
Debt issue costs	(679,605)	(917,535)
Debt conversion expense	(65,221)	(2,180,374)
Other income (expense)	1,125	(221)
NET LOSS	(8,596,065)	(13,942,071)
Preferred stock dividends and
accretion of beneficial conversion
features	(336,393)	(34,394)
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(8,932,458)	$(13,976,465)
Net loss per common share:
Basic and diluted	$(0.94)	$(3.14)
Weighted average number of shares
outstanding:
Basic and diluted	9,500,531	4,449,240

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,596,065)	$(13,942,071)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	2,245,550	3,277,698
Accretion of debt discount	450,268	450,268
Amortization of deferred debt issue costs	414,604	314,731
Share-based payment expense	1,239,651	2,864,049
Induced conversion expense	65,221	2,180,374
Changes in assets and liabilities:
Accounts receivable	(53,884)	(38,383)
Prepaid expenses and other current assets	7,246	(19,494)
Lease security deposits	4,240	–
Accounts payable and accrued expenses	1,651,460	12,526
Accrued compensation	496,144	411,590
Deferred purchase obligation	64,534	74,873
Deferred revenue	(52,501)	–
Accrued interest	652,379	371,603
Other, net	20,646	(2,259)
Net cash flows used in operating activities	(1,390,507)	(4,044,495)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(440)	(4,369)
Net cash flows used in investing activities	(440)	(4,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuances	920,000	6,582,419
Payments of debt issue costs	–	(871,118)
Principal payments on notes	–	(908,406)
Principal payments under capital lease obligations	–	(822)
Proceeds from stock issuances	546,457	1,116,582
Net cash flows provided by financing activities	1,466,457	5,918,655
Effects of exchange rate differences on cash and cash	3,828	2,314
equivalents
NET (DECREASE) INCREASE IN CASH AND CASH	79,338	1,872,105
EQUIVALENTS
CASH AND CASH EQUIVALENTS—Beginning of year	507,973	83,232
CASH AND CASH EQUIVALENTS—End of year	$587,311	$1,955,337
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$12,239	$172,959
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted into equity	109,779	2,310,533
Conversion of notes and accrued interest into new notes	1,206,963	2,176,623

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.         NATURE OF THE BUSINESS

MetaMorphix, Inc. (the “Company”) is a biopharmaceutical company focused on discovering, acquiring, developing, and commercializing products and technologies to improve animal health, livestock production, and human health. The Company was incorporated on September 1, 1994.

The Company has two key technology platforms: a) livestock genomics and b) growth differentiation factors. These technologies are commercially employed to both increase livestock meat quality and production efficiency and to potentially treat muscle-wasting diseases in humans, such as Muscular Dystrophy and Sarcopenia.

These consolidated condensed financial statements include the accounts of MetaMorphix, Inc. and its wholly-owned subsidiaries: MMI Genomics, Inc., MMI Canada Inc., MetaMorphix International, Inc., and MetaMorphix Holdings, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Going Concern – Management’s Plans

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of March 31, 2005 the Company had a working capital deficiency of $19,764,483 and an accumulated deficit of $161,110,624. The Company intends and is currently working to finance its operations primarily through future debt and equity financings and future revenues.

On June 28, 2004, the Company’s Board of Directors granted approval to Company management to pursue applicable steps to undertake the initial public offering, or IPO, process. This process is currently proceeding, although no completion date can be estimated at this time. If we are unable to generate positive operating cash flow prior to an IPO, we anticipate that the proceeds from the IPO will be sufficient to become cash flow positive from operations. However, we may be unable to successfully complete the IPO process.

In addition, on June 8, 2005, the Company’s Board of Directors granted approval to Company management to pursue additional financings through the issuance of a new private placement of promissory notes. Management is currently working with an investment banker to secure a note offering with terms acceptable to the Company. To date, no final offering has been completed. While we anticipate that the proceeds from additional financings will be sufficient to fund our operations until we can generate positive cash flow from operations, they may be insufficient.

Although the Company recognizes the need to raise funds in the near future, there can be no assurance that it will be successful in consummating any such transaction, or, if it did consummate such a transaction, that the terms and conditions of such financing will be favorable to the Company. The Company believes that its current assets will not be sufficient to fund operations in 2005. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements—The interim financial statements of the Company for the three months ended March 31, 2005 and March 31, 2004 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of its operations and its cash flows for the three months ended March 31, 2005 and March 31, 2004. The interim results of operations for the three months ended March 31, 2005 and March 31, 2004, respectively, are not necessarily indicative of the results that may be achieved for the full year.

Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company is currently evaluating the impact of adopting FIN No. 48 on its results of operations, financial position and cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, and amendment of FASB Statements No. 133 and 140. SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after fiscal year beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS No. 155 will have on its operations, financial position and cash flows.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 will be effective for accounting changes and corrections of errors made by the Company in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Company adopted the provisions of FIN 47 on December 31, 2005. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. SFAS No. 153 requires that exchanges of non-monetary assets are to be measured based on fair value, eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS No. 153 will be effective for fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial statements.

3.	SHARE-BASED PAYMENT EXPENSE

The consolidated condensed statements of operations include the following share-based payment expense as calculated pursuant to the provisions of SFAS No. 123(R) for the three months ended March 31, 2005 and 2004:

	Three months ended
	March 31,	March 31,
	2005	2004

Research and development	$130,669	$150,091
General and administrative	885,258	566,611
Interest expense and
accretion of debt discount	223,724	2,052,068
Debt issue costs	-	95,279
Total	$1,239,651	$2,864,049

Included in debt conversion expense were warrants given as an inducement to convert from debt to preferred stock with a calculated value of $3,590 and $668,895 for the three months ended March 31, 2005 and 2004, respectively.

Share-based payments in the expense categories above include expense associated with stock options granted to employees and directors as compensation and to outsiders for services performed. In addition, share-based payment expense includes the expense recorded from the calculated value of warrants granted in connection with debt securities being issued and the expense recorded from the calculated value of penalty warrants granted, which is included in interest expense and accretion of debt discount. Penalty warrants are contractually granted when the Company fails to meet certain specified criteria, such as failure to repay the obligation when due, or failure to consummate an IPO within one year of the debt being issued.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2005	2004

Prepaid expenses	31,283	46,638
Supplies inventory	64,594	56,484

Total	$95,877	$103,122

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consists of the following:

	March 31,	December 31,
	2005	2004

Office equipment	$1,269,991	$1,207,404
Production equipment	1,221,825	1,221,825
Office equipment under capital
lease	213,224	213,224
Laboratory equipment	333,720	337,089
Leasehold improvements	177,643	158,464

	3,216,403	3,138,006
Less: Accumulated depreciation	(1,173,990)	(1,056,337)

Total	$2,042,413	$2,081,669

The Company recorded depreciation expense of $119,463 and $87,767 for the three months ended March 31, 2005 and 2004, respectively. Accumulated depreciation for equipment under capital leases was $29,181 and $23,114 as of March 31, 2005 and December 31, 2004, respectively.

6.	INTELLECTUAL PROPERTY RIGHTS

Acquired intangible assets subject to amortization as of March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004

Intellectual property
rights	$38,268,051	$38,268,051
Less: Accumulated
amortization	(38,268,051)	(36,142,048)

Total	$-	$2,126,003

Amortization expense related to intangible assets was $2,126,003 and $3,189,004 for the three months ended March 31, 2005 and 2004, respectively.

7.	LONG-TERM DEFERRED DEBT ISSUE COSTS

	The long-term deferred debt issue cost activity during the three months ended March 31, 2005 is as follows:

	Balance at January 1, 2005	$6,480,080
	Amortization to debt issue costs	(414,604)

	Balance at March 31, 2005	$6,065,476

8.	COMMITMENTS AND CONTINGENCIES

Leases and Royalty Agreements— The Company has office facilities and equipment under capital and operating leases. In addition, the Company has certain agreements that provide for minimum future royalty payments and sublease income. Future minimum payments for capital leases, noncancelable operating leases, and royalty agreements with terms in excess of one year, as well as expected minimum payments to be received from subleases with terms in excess of one year at March 31, 2005, are as follows:

	Capital	Operating	Sublease	Royalty
	Leases	Leases	Income	Agreements

April 1, 2005 through December
31, 2005	$31,793	$694,868	$(182,041)	$92,475
2006	42,390	964,261	(278,550)	164,400
2007	42,390	579,228	–	164,400
2008	42,390	437,825	–	164,400
2009	29,155	488,913	–	164,400
2010	17,480	504,104	–	164,400

Thereafter	24,764	696,001	–	–

Total payments/(receipts)	230,362	4,365,200	(460,591)	914,475

Less: Amounts representing interest	(44,405)	–	–	–

Net payments/(receipts)	$185,957	$4,365,200	$(460,591)	$914,475

The commitments for capital leases and operating leases set forth in the above table have not been reduced for anticipated sublease income.

Rent expense under operating leases was $285,329 and $199,773 for the three months ended March 31, 2005 and 2004, respectively. Sublease income was $54,789 and $17,352 for the three months ended March 31, 2005 and 2004, respectively.

The Company is currently leasing space in Savage, Maryland which it no longer occupies. This lease commenced on January 1, 2002 and will terminate on December 31, 2011. The Company currently subleases this space. This sublease commenced on December 1, 2004 and will terminate on December 31, 2011. The sublease covers the primary lease obligation. MetaMorphix, Inc. has the option and intends to assign the lease to the sublessee and effectively terminate the lease on December 31, 2006.

Litigation—From time to time, the Company and its subsidiaries face lawsuits and claims related to commercial, employment and patent-related matters. Although the possible loss or range of loss for these matters cannot be estimated, management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Director and Officer Indemnification—The Company’s certificate of incorporation provides that it will indemnify and hold harmless its officers, directors and others serving the corporation in various capacities to the fullest extent permitted by the Delaware General Corporation Law (“DGCL”). Section 145 of the DGCL provides that a Delaware corporation has the power to indemnify officers and directors in specified circumstances.

As of March 31, 2005, there was one outstanding matter relating to director and officer indemnification. Regions Bank, a secured, $5 million lender of Samuel R. Dunlap, Jr., a former Director who is in bankruptcy, has sued us for payment of an August 1, 2001 $731,000 Promissory Note made by us to Mr. Dunlap. The amount that is owed is in dispute (due to offsets made prior to the bankruptcy at Mr. Dunlap’s direction) and we contend that the conditions precedent to the maturity of the loan have not occurred. We also note that our March 31, 2005 consolidated condensed financial statements reflect principal and interest of $625,498 being owed as of such date. Regions Bank has also claimed that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

Management Compensation—The Company has entered into agreements with four employees, including three executives and one scientist, which require payments by the Company totaling approximately $1,009,000 annually based on their current salaries.

9.	DEBT

The Company issued a promissory bridge loan for $300,000 to an unrelated investor on March 30, 2005. This loan bears interest at 12% with a one year stated maturity date.

The Company issued a promissory bridge loan for $250,000 to an unrelated investor on March 30, 2005. This loan bears interest at 10% with a three year stated maturity date.

The Company issued promissory bridge loans for $370,000 to various members of our Board of Directors during the first three months of 2005. Notes totaling $70,000 were dated February 22, 2005 and bear interest at 10% with a 52 day stated maturity date. After the maturity date, the notes bear interest at 15%. These notes remain unpaid as of June 30, 2006. Three promissory notes of $100,000 each were dated February 15, 2005, March 3, 2005, and March 30, 2005, respectively. These notes bear interest at 15% and have a stated maturity date of March 31, 2006.

Based on the terms of the 12.5% Convertible Secured Promissory Notes, accrued interest is due and payable on the one year anniversary date of the notes. The interest is payable in cash or in the form of identical new notes, at the option of the Company. The Company has satisfied the interest payment on those notes with an anniversary date before December 31, 2004 by issuing identical 12.5% Convertible Secured Promissory Notes in the amount of $820,989. The Company has satisfied the interest payment on those notes with an anniversary date between January 1, 2005 and March 31, 2005 by issuing identical 12.5% Convertible Secured Promissory Notes in the amount of $1,122,691.

10.	EQUITY

In the three months ended March 31, 2005, the Company raised $610,000 through the sale of 71,518 shares of its Series G convertible preferred stock. In connection with this offering, the Company issued warrants to purchase 75,282 shares of common stock at an exercise price of $6.00 and warrants to purchase 15,253 shares of common stock at an exercise price of $4.00. These warrants expire in 2009. The amount allocated to warrants was $26,800. The Company also issued warrants to purchase 22,593 shares of common stock for advisory services performed in the offering. These warrants have an exercise price of $6.00 and expire in 2009. The calculated value of these warrants was $7,820.

The Series G convertible preferred stock accrues annual dividends at the rate of $0.90 per share, payable upon liquidation or conversion, either in cash or in common stock at the holder’s option. The Company has accrued $826,615 and $490,222 as dividends payable at March 31, 2005 and December 31, 2004, respectively.

In the three months ended March 31, 2005, certain of the Company’s 10.9% Secured Convertible Promissory Note holders accepted an offer to convert their remaining outstanding balance of $77,725 principal amount of notes plus accrued interest into 11,699 shares of Series G convertible preferred stock. In connection with this conversion, the Company issued warrants to purchase 12,314 shares of common stock at an exercise price of $6.00 and warrants to purchase 2,494 shares of common stock at an exercise price of $4.00. These warrants expire in 2009. The amount allocated to warrants was $3,591.

ITEM 2.      Management's Discussion and Analysis or Plan of Operation

Material Changes in Results of Operations - Comparison of the Three Months Ended March 31, 2005 and 2004

The following table quantifies the amount of revenue earned during the periods presented for each of our principal sources of revenues:

	Three months ended
	March 31,
Type of Revenue	2005	2004

Parentage and identification
genotyping service revenue	$649,861	$401,346
License fee revenue	50,001	-
Other genomic service revenue
	29,949	16,398

Total revenue	$729,811	$417,744

Revenue. Our revenue for the three months ended March 31, 2005 was $729,811, which was an increase of $312,067, or 74.7%, from the $417,744 during the first quarter of 2004, primarily due to the difference in parentage and identification genotyping services revenue. In the first quarter of 2005, we earned $649,861 in parentage and identification genotyping services revenue, $29,949 in other genomic related revenue, and $50,001 from the recognition of three months of Monsanto deferred revenue. In the first quarter of 2004, we earned $401,346 in parentage and identification genotyping services revenue and $16,398 in other genomic related revenue. The increase in parentage and identification genotyping services revenue in 2005 was primarily due to a continuing increase in sample volume from our cattle breed association and canine customers.

Cost of Revenues. Cost of revenues for the first quarter of 2005 was $445,663, a $1,190,979, or 72.8% decrease from the $1,636,642 for the first quarter of 2004. This decrease was primarily related to the high level of consumables used in 2004 to support the Cargill collaborative research project, which ended in 2004. The consumables in 2004 were used to complete the project steps, which triggered milestone revenue recognition throughout the year.

Research and Development. Research and development costs were $1,213,092 for the first quarter of 2005 compared to $991,243 for the same quarter in 2004. This $221,849, or 22.4% increase was primarily due to approximately $295,000 of employment costs relating to research personnel previously working on the Cargill collaborative research project (where they were supporting a revenue-generating project and classified as cost of revenues), partially offset by approximately $66,000 of lower royalty and patent-legal costs.

General and Administrative. General and administrative costs were $3,260,182 for the first quarter of 2005 compared to $2,132,622 for the same quarter of 2004. This $1,127,560, or 52.9% increase was primarily due to the increase in our administrative infrastructure, with salaries and stock compensation expenses increasing approximately $504,000. General and administrative costs also increased approximately $563,000 due to higher professional fees associated with the completion of the audit of the financial statements for the year ended December 31, 2004 and the filing of Form 10SB with the SEC.

Depreciation and Amortization. Depreciation and amortization decreased $1,035,707, or 31.9%, to $2,207,562 for the first quarter of 2005 from $3,243,269 for the first quarter of 2004 primarily due to the completion of the intangible asset amortization in February 2005. The intangible assets related to the intellectual property associated with the Celera genomics acquisition in February 2002 which was being amortized at a rate of $3,189,000 per quarter.

Interest Expense. Interest expense and accretion of debt discount decreased $1,802,233, or 55.3% to $1,455,676 for the first quarter of 2005 from $3,257,909 for the same quarter in 2004. This decrease was primarily due to the decrease in the number and value of penalty warrants issued. The penalty warrants issued in the first quarter of 2004 primarily related to the Series C, D, & E bridge loans.

Debt Conversion Expense. Debt conversion expense was $65,221 for the first quarter of 2005 compared to $2,180,374 for the same quarter of 2004. This $2,115,153, or 97.0% decrease relates to the volume of conversion that took place during the quarter. In the first quarter of 2004, holders of our 8% and 10.9% Secured Convertible Promissory Notes converted $2,407,423 of principal and interest into our Series F convertible preferred stock, with warrants attached. In the first quarter of 2005, holders of our 10.9% Secured Convertible Promissory Notes converted $99,790 into our Series G convertible preferred stock, with warrants attached. The expense represents the fair value of the securities and warrants issued in excess of the fair value of securities issuable pursuant to the original conversion terms.

Debt Issue Costs. Debt issue costs decreased $237,930, or 25.9% to $679,605 for the first quarter of 2005 from $917,535 for the first quarter of 2004. This is due to the decrease in commission paid on the Series C, D, & E Bridge note conversions and Rights Offering in 2004, offset by the increase in the amortization of the deferred debt costs for the 12.5% Convertible Secured Promissory Notes in 2005.

Net Loss. Net loss decreased $5,346,006, or 38.3%, for the three months ended March 31, 2005 from the three months ended March 31, 2004, due to a combination of the factors described above.

Material Changes in Financial Position - Liquidity and Capital Resources

The Company’s primary sources of liquidity are its revenues and the sale of debt and equity securities. At March 31, 2005 the Company had cash and cash equivalents of $587,311 and a working capital deficiency of $19.8 million.

In the first three months of 2005 cash used in operating activities was $1.4 million compared to $4.0 million for the three months ended March 31, 2004. This decrease was primarily due to a $5.3 million decrease in net loss and a $1.7 million increase in the change in accounts payable and accrued expenses, partially offset by lower share-based payment expense of $1.6 million, lower depreciation and amortization of $1.0 million and lower debt conversion expense of $2.1 million. Cash used in investing activities was $440 and $4,369 for the three months ended March 31, 2005 and 2004, respectively. The changes in net cash used in investing activities primarily relate to the timing and level of our purchases of property and equipment. Net cash provided by financing activities totaled $1.5 million for the three months ended March 31, 2005 compared to $5.9 million for the same period in 2004. This decrease was primarily due to lower net proceeds from debt and stock issuances of $5.4 million and a decrease in principal payments on notes of $908,406.

The Company does not have any other significant commitments or guarantees, except for rental commitments.

On June 28, 2004, the Company’s Board of Directors granted approval to Company management to pursue applicable steps to undertake the IPO process. This process is currently proceeding, although no completion date can be estimated at this time. While we anticipate that the proceeds from the IPO will be sufficient to fund our operations until we can generate positive cash flow from operations, there can be no assurance of that, nor that the IPO will ever occur.

In addition, on June 8, 2005, the Company’s Board of Directors granted approval to Company management to pursue additional financings through the issuance of a new private placement of promissory notes. Management is currently working with an investment banker to secure a note offering with terms acceptable to the Company. To date, no final offering has been completed. While we anticipate that the proceeds from additional financings will be sufficient to fund our operations until we can generate positive cash flow from operations, there can be no assurance of that.

Although the Company recognizes the need to raise funds in the near future, there can be no assurance that it will be successful in consummating any such transaction, or, if it did consummate such a transaction, that the terms and conditions of such financing will be favorable to the Company. The Company believes that its current assets will not be sufficient to fund operations in 2005. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Continuing Operations

Our priorities for the next twelve months of operations are to continue to develop and subsequently market our products and services to establish our business in the genomics and growth factors technology industry. We are focused on our organizational activities, raising capital and establishing a business presence with vendors, business owners and referral sources.

We may be unable to compete successfully, and the competitive pressures we face might have an adverse effect on our business, results of operations and financial condition. We require additional capital, which we intend to raise through one or more public or private offerings of equity and/or debt. There are no preliminary loan agreements or understandings between us, our officers, director affiliates or lending institutions. We cannot guarantee any such financing can be obtained or, if obtained, that it will be on adequate or reasonable terms.

ITEM 3.      Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective.

During the period covered by this report, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings

Regions Bank, a secured, $5 million lender of Samuel R. Dunlap, Jr., a former Director who is in bankruptcy, has sued us for payment of an August 1, 2001 $731,000 Promissory Note made by us to Mr. Dunlap. The amount that is owed is in dispute (due to offsets made prior to the bankruptcy at Mr. Dunlap’s direction) and we contend that the conditions precedent to the maturity of the loan have not occurred. We also note that our March 31, 2005 consolidated condensed financial statements reflect principal and interest of $625,498 being owed as of such date. Regions Bank has also claimed that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We dispute this claim.

In addition, during 2005, we settled and dismissed four lawsuits for a total cost of $105,640. There are no such cases presently pending.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended March 31, 2005, the Company raised $610,000 through the sale of 71,518 shares of its Series G Convertible Preferred Stock. In connection with this offering, the Company issued warrants to purchase 75,282 shares of common stock at an exercise price of $6.00 and warrants to purchase 15,253 shares of common stock at an exercise price of $4.00. These warrants expire in 2009. The amount allocated to warrants was $26,800. The Company also issued warrants to purchase 22,593 shares of common stock for advisory services performed in the offering. These warrants have an exercise price of $6.00 and expire in 2009. The calculated value of these warrants was $7,820.

The Series G Convertible Preferred Stock accrues annual dividends at the rate of $0.90 per share, payable upon liquidation or conversion, either in cash or in common stock at the holder’s option. The Company has accrued $826,615 and $490,222 as dividends payable at March 31, 2005 and December 31, 2004, respectively.

In the three months ended March 31, 2005, certain of the Company’s 10.9% Secured Promissory Note holders accepted an offer to convert their remaining outstanding balance of $77,725 principal amount of notes plus accrued interest into 11,699 shares of Series G Convertible Preferred Stock. In connection with this conversion, the Company issued warrants to purchase 12,314 shares of common stock at an exercise price of $6.00 and warrants to purchase 2,494 shares of common stock at an exercise price of $4.00. These warrants expire in 2009. The amount allocated to warrants was $3,591.

ITEM 3.      Defaults Upon Senior Securities

At March 31, 2005, $131,481 of outstanding principal under our 8% Secured Convertible Promissory Notes and $301,906 of outstanding principal under our 10.9% Secured Convertible Promissory Notes were past due.

ITEM 6.      Exhibits

31.1	Section 302 Certifications of Principal Executive Officer
31.2	Section 302 Certifications of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METAMORPHIX, INC.
Registrant

October 3, 2006	By:	/S/ EDWIN C. QUATTLEBAUM
Date		Edwin C. Quattlebaum
President, Chief Executive Officer and
Co-Chairman of the Board of Directors
(Principal Executive Officer)

October 3, 2006	By:	/S/ THOMAS P. RUSSO
Date		Thomas P. Russo
Executive Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)