Form 10QSB
period 2005-06-30
MetaMorphix Inc.
filed 2006-10-03
CIK 1289370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from: ________________ to _______________

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

Check whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 31, 2006
Common Stock, $.001 par value	20,883,149 Shares

Transitional Small Business Disclosure Format (Check one):   Yes ☐ No ☒

Page No.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets as of June 30, 2005 and December 31, 2004	5

Consolidated Condensed Statements of Operations for the Three and Six Months
Ended June 30, 2005 and 2004	6

Consolidated Condensed Statements of Cash Flows for the Six Months Ended
June 30, 2005 and 2004	7

Notes to Consolidated Condensed Financial Statements	8

ITEM 2. Management's Discussion and Analysis or Plan of Operation	14

ITEM 3. Controls and Procedures	17

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	18

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3. Defaults Upon Senior Securities	18

ITEM 4. Submission of Matters to a Vote of Security Holders	18

ITEM 6. Exhibits	18

SIGNATURES	19

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

PART I. FINANCIAL INFORMATION

ITEM 1.      Consolidated Condensed Financial Statements (Unaudited)

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,115	$507,973
Accounts receivable	240,093	242,857
Prepaid expenses and other current assets	94,211	103,122
Total current assets	410,419	853,952

PROPERTY AND EQUIPMENT—Net	1,928,230	2,081,669
GOODWILL	3,739,870	3,739,870
INTELLECTUAL PROPERTY RIGHTS	-	2,126,003
LEASE SECURITY DEPOSITS	203,024	207,263
DEFERRED DEBT ISSUE COSTS	5,649,576	6,480,080
	11,520,700	14,634,885
TOTAL ASSETS	$11,931,119	$15,488,837

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,452,797	$4,812,341
Accrued compensation	5,479,321	4,671,064
Accrued dividends	1,173,951	490,222
Short-term notes payable	3,085,096	1,373,824
Notes payable to officers and directors	1,584,498	1,214,498
Deferred revenue	1,375,829	1,480,831
Celera purchase obligation	2,033,856	1,495,000
Accrued interest	1,982,676	2,042,065
Total current liabilities	24,168,024	17,579,845

LONG-TERM NOTES PAYABLE, net of discount of $6,100,209,
$7,000,745 at June 30, 2005 and December 31, 2004, respectively	13,423,113	11,399,886
CELERA PURCHASE OBLIGATION	3,801,953	4,214,076
ACCRUED INTEREST	1,079,632	988,601
OTHER LONG-TERM LIABILITIES	219,591	208,721
Total liabilities	42,692,313	34,391,129

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred stock, $0.001 par value—22,000,000 shares authorized as of June 30, 2005 and December 31, 2004, 7,326,715 and
7,238,315 shares issued and outstanding as of June 30, 2005 and
December 31, 2004, respectively	59,918,771	59,269,687
Common stock, $0.001 par value—75,000,000 shares authorized as of
June 30, 2005 and December 31, 2004, 20,365,541 and 9,488,878
shares issued and outstanding as of June 30, 2005 and December 31,
2004, respectively	20,366	9,489
Additional paid-in capital	76,456,855	74,365,319
Accumulated other comprehensive loss	(27,883)	(32,228)
Accumulated deficit	(167,129,304)	(152,514,559)
Total stockholders’ equity (deficit)	(30,761,195)	(18,902,292)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,931,119	$15,488,837

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

REVENUE	$621,951	$3,304,688	$1,351,763	$3,722,433
OPERATING COSTS AND
EXPENSES:
Cost of revenue	477,506	1,994,483	923,169	3,631,125
Research and development	1,214,410	1,211,218	2,427,503	2,202,461
General and administrative	3,181,767	2,523,395	6,441,949	4,656,018
Depreciation and amortization	76,161	3,241,053	2,283,723	6,484,320
Total operating costs and expenses	4,949,844	8,970,149	12,076,344	16,973,924
OTHER INCOME (EXPENSE):
Interest expense and accretion of debt
discount	(1,227,174)	(12,597,922)	(2,682,849)	(15,855,831)
Debt issue costs	(434,014)	(98,160)	(1,113,619)	(1,015,695)
Debt conversion expense	(28,475)	(1,095,713)	(93,696)	(3,276,087)
Other income	(1,124)	(11,066)	-	(11,287)
NET LOSS	(6,018,680)	(19,468,322)	(14,614,745)	(33,410,391)
Preferred stock dividends and
accretion of beneficial conversion
features	(347,336)	(37,538)	(683,729)	(71,932)
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(6,366,016)	$(19,505,860)	$(15,298,474)	$(33,482,323)
Net loss per common share:
Basic and diluted	$(0.37)	$(4.79)	$(1.14)	$(7.86)
Weighted average number of shares
outstanding:
Basic and diluted	17,310,003	4,068,833	13,426,840	4,259,036

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended

	June 30, 2005	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,614,745)	$(33,410,391)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	2,361,001	6,558,161
Accretion of debt discount	900,536	900,536
Amortization of deferred debt issue costs	830,504	736,461
Share-based payment expense	2,180,211	15,069,277
Induced conversion expense	93,696	3,276,087
(Gain) loss on disposal of fixed assets	–	2,492
Changes in assets and liabilities:
Accounts receivable	2,764	(35,191)
Prepaid expenses and other current assets	8,911	6,579
Lease security deposits	4,240	–
Accounts payable and accrued expenses	2,805,372	(276,287)
Accrued compensation	1,004,232	753,467
Deferred purchase obligation	126,734	159,452
Deferred revenue	(105,002)	983,333
Accrued interest	1,266,573	1,009,570
Other, net	26,148	(4,609)
Net cash flows used in operating activities	(3,108,825)	(4,271,063)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,513)	(29,387)
Net cash flows used in investing activities	(1,513)	(29,387)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuances	2,228,000	6,607,939
Payments of debt issue costs		(1,114,308)
Principal payments on notes	(105,080)	(2,074,010)
Proceeds from stock issuances	546,457	1,458,837
Net cash flows provided by financing activities	2,669,377	4,878,458
Effects of exchange rate differences on cash and cash equivalents	9,103	10,318
NET (DECREASE) INCREASE IN CASH AND CASH	(431,858)	588,326
EQUIVALENTS
CASH AND CASH EQUIVALENTS—Beginning of period	507,973	83,232
CASH AND CASH EQUIVALENTS—End of period	$76,115	$671,558
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$59,845	$220,373
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted into equity	153,889	3,806,782
Conversion of notes and accrued interest into new notes	1,206,963	2,203,730

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

Going Concern – Management’s Plans

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of June 30, 2005 the Company had a working capital deficiency of $23,757,605 and an accumulated deficit of $167,129,304. The Company intends and is currently working to finance its operations primarily through future debt and equity financings and future revenues.

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

Unaudited Interim Financial Statements—The interim financial statements of the Company for the three and six months ended June 30, 2005 and June 30, 2004 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of its operations and its cash flows for the three and six months ended June 30, 2005 and June 30, 2004. The interim results of operations for the three and six months ended June 30, 2005 and June 30, 2004, respectively, are not necessarily indicative of the results that may be achieved for the full year.

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

The consolidated condensed statements of operations include the following share-based payment expense as calculated pursuant to the provisions of SFAS No. 123(R) for the three and six months ended June 30, 2005 and 2004:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Research and
development	$129,258	$170,254	$259,927	$320,344

General and
administrative	737,599	630,041	1,622,857	1,196,653

Interest expense
and accretion of
debt discount	55,588	11,404,932	279,312	13,457,001
Debt issue costs	18,115	-	18,115	95,279

Total	$940,560	$12,205,227	$2,180,211	$15,069,277

Included in debt conversion expense in three and six months ended June 30, 2005 were warrants given as an inducement to convert from debt to preferred stock with a calculated value of $2,557 and $6,147, respectively. Included in debt conversion expense in three and six months ended June 30, 2004 were warrants given as an inducement to convert from debt to preferred stock with a calculated value of $148,808 and $817,703, respectively.

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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2005	2004

Prepaid expenses	47,566	46,638
Supplies inventory	46,645	56,484

Total	$94,211	$103,122

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consists of the following:

	June 30,	December 31,
	2005	2004

Office equipment	$1,270,348	$1,207,404
Production equipment	1,220,989	1,221,825
Office equipment under capital
lease	213,224	213,224
Laboratory equipment	330,553	337,089
Leasehold improvements	180,662	158,464

	3,215,776	3,138,006
Less: Accumulated depreciation	(1,287,546)	(1,056,337)

Total	$1,928,230	$2,081,669

The Company recorded depreciation expense of $115,305 and $86,967 for the three months ended June 30, 2005 and 2004, respectively, and $234,768 and $174,734 for the six months ended June 30, 2005 and 2004, respectively. Accumulated depreciation for equipment under capital leases was $35,247 and $23,114 as of June 30, 2005 and December 31, 2004, respectively.

6.	INTELLECTUAL PROPERTY RIGHTS

Acquired intangible assets subject to amortization as of June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004

Intellectual property
rights	$38,268,051	$38,268,051
Less: Accumulated
amortization	(38,268,051)	(36,142,048)

Total	$-	$2,126,003

Amortization expense related to intangible assets was $0 and $3,189,004 for the three months ended June 30, 2005 and 2004, respectively, and $2,126,003 and $6,378,008 for the six months ended June 30, 2005 and 2004, respectively.

7.	LONG-TERM DEFERRED DEBT ISSUE COSTS

The long-term deferred debt issue cost activity during the six months ended June 30, 2005 is as follows:

Balance at January 1, 2005	$6,480,080
Calculated value of warrants granted	-
Other debt issue costs	-
Amortization to debt issue costs	(830,504)

Balance at June 30, 2005	$5,649,576

8.	COMMITMENTS AND CONTINGENCIES

Leases and Royalty Agreements— The Company has office facilities and equipment under capital and operating leases. In addition, the Company has certain agreements that provide for minimum future royalty payments and sublease income. Future minimum payments for capital leases, noncancelable operating leases, and royalty agreements with terms in excess of one year, as well as expected minimum payments to be received from subleases with terms in excess of one year at June 30, 2005, are as follows:

	Capital	Operating	Sublease	Royalty
	Leases	Leases	Income	Agreements

July 1, 2005 through December
31, 2005	$21,195	$469,594	$(136,553)	$61,065
2006	42,390	964,261	(278,550)	162,840
2007	42,390	579,228	–	162,840
2008	42,390	437,825	–	162,840
2009	29,155	488,913	–	162,840
2010	17,480	504,104	–	162,840

Thereafter	24,764	696,001	–	–

Total payments/(receipts)	219,764	4,139,926	(415,103)	875,265

Less: Amounts representing interest	(40,958)	–	–	–

Net payments/(receipts)	$178,806	$4,139,926	$(415,103)	$875,265

The commitments for capital leases and operating leases set forth in the above table have not been reduced for anticipated sublease income.

Rent expense under operating leases was $281,398 and $190,965 for the three months ended June 30, 2005 and 2004, respectively, and $566,727 and $390,739 for the six months ended June 30, 2005 and 2004, respectively. Sublease income was $54,770 and $13,545 for the three months ended June 30, 2005 and 2004, respectively, and $109,559 and $30,897 for the six months ended June 30, 2005 and 2004, respectively.

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

As of June 30, 2005, there was one outstanding matter relating to director and officer indemnification. Regions Bank, a secured, $5 million lender of Samuel R. Dunlap, Jr., a former Director who is in bankruptcy, has sued us for payment of an August 1, 2001 $731,000 Promissory Note made by us to Mr. Dunlap. The amount that is owed is in dispute (due to offsets made prior to the bankruptcy at Mr. Dunlap’s direction) and we contend that the conditions precedent to the maturity of the loan have not occurred. We also note that our June 30, 2005 consolidated condensed financial statements reflect principal and interest of $625,498 being owed as of such date. Regions Bank has also claimed that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

Management Compensation—The Company has entered into agreements with four employees, including three executives and one scientist, which require payments by the Company totaling approximately $1,009,000 annually based on their current salaries.

9.	DEBT

Beginning in April through June 2005, the Company obtained bridge loans from unrelated investors in the amount of $1,308,000 for working capital needs. These loans bear interest at 10% and are payable at the earlier of: one year from the note date; the date a certain milestone payment is received; or the date the Company obtains other financing in excess of $1,000,000. The Company issued warrants to purchase 87,500 shares of common stock with the bridge loans. These warrants have an exercise price of $4.00 per share, expire in June, 2010, and had an allocated value of $55,589, which was recorded as interest expense during the three months ended June 30, 2005.

Associated with the bridge loans obtained in April through June 2005, the Company issued warrants to purchase 26,250 shares of common stock to a financial advisor for investment services. These warrants have an exercise price of $4.00 per share, expire in June, 2010, and had a calculated value of $18,115, which was recorded as debt issue costs during the three months ended June 30, 2005.

ITEM 2.      Management's Discussion and Analysis or Plan of Operation

Material Changes in Results of Operations - Comparison of the Three Months Ended June 30, 2005 and 2004

The following table quantifies the amount of revenue earned during the periods presented for each of our principal sources of revenues:

	Three months ended
	June 30,
Type of Revenue	2005	2004

Parentage and identification
genotyping service revenue	$536,889	$537,937
Genomic research project
milestone revenue	-	2,750,000
License fee revenue	50,001	-
Other genomic service revenue	35,061	16,751
Total revenue	$621,951	$3,304,688

Revenue. Our revenue for the three months ended June 30, 2005 was $621,951, which was a decrease of $2,682,737, or 81.2%, from the $3,304,688 during the three months ended June 30, 2004, primarily due to the difference in genomic research project milestone revenue. In the second quarter of 2005, we earned $536,889 in parentage and identification genotyping services revenue, $50,001 from the recognition of three months of Monsanto deferred revenue, and $35,061 in other genomic related revenue. In the second quarter of 2004, we earned $537,937 in parentage and identification genotyping services revenue, $2,750,000 in milestone revenue related to the Cargill collaborative research project, and $16,751 in other genomic related revenue.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2005 were $477,506, a $1,516,977, or 76.1% decrease from the $1,994,483 for the same period of 2004. This decrease was primarily related to the increased level of personnel costs and consumables used in the second quarter of 2004 to support the Cargill collaborative research project, which ended in 2004. The personnel costs and consumables in the second quarter of 2004 were used to complete the project steps, which triggered milestone revenue recognition during the quarter.

Research and Development. Research and development costs were $1,214,410 for the three months ended June 30, 2005, which was at the same level as the $1,211,218 for the same period in 2004. This $3,192, or 0.3% increase was due to the stable level of research activity.

General and Administrative. General and administrative costs were $3,181,767 for the three months ended June 30, 2005 compared to $2,523,395 for the same period of 2004. This $658,372, or 26.1% increase was primarily due to the increase in our administrative infrastructure and higher professional fees.

Depreciation and Amortization. Depreciation and amortization decreased $3,164,892, or 97.7%, to $76,161 for the three months ended June 30, 2005 from $3,241,053 for the same period of 2004 primarily due to the completion of the intangible asset amortization in February 2005. The intangible assets related to the intellectual property associated with the Celera genomics acquisition in February 2002 which was being amortized at a rate of $3,189,000 per quarter.

Interest Expense. Interest expense and accretion of debt discount decreased $11,370,748 to $1,227,174 for the three months ended June 30, 2005 from $12,597,922 for the same period in 2004. This 90.3% decrease was primarily due to the decrease in the number and value of penalty warrants issued as well as the value of contingently adjustable terms on warrants related to the 12.5% Convertible Secured Promissory Notes. The penalty warrants issued in the second quarter of 2004 primarily related to the Series C, D, & E bridge loans.

Debt Conversion Expense. Debt conversion expense was $28,475 for the three months ended June 30, 2005 compared to $1,095,713 for the same period of 2004. This $1,067,238, or 97.4% decrease relates to the volume of conversion that took place during the periods. The expense represents the fair value of the securities and warrants issued in excess of the fair value of securities issuable pursuant to the original conversion terms.

Debt Issue Costs. Debt issue costs increased $335,854 to $434,014 for the three months ended June 30, 2005 from $98,160 for the same period of 2004. This increase is due to higher expense associated with amortization of deferred debt costs for the period, which related to the timing of the issuance of our 12.5% Convertible Secured Promissory Notes in 2004, as well as the calculated value of warrants issued with short-term bridge notes.

Net Loss. Net loss decreased $13,449,642, or 69.1%, for the three months ended June 30, 2005 from the three months ended June 30, 2004, due to a combination of the factors described above, primarily due to the completion of our intangible asset amortization, the decrease in interest expense related to the value of penalty warrants, and the value of contingently adjustable terms.

Material Changes in Results of Operations - Comparison of the Six Months Ended June 30, 2005 and 2004

The following table quantifies the amount of revenue earned during the periods presented for each of our principal sources of revenues:

	Six months ended
	June 30,
Type of Revenue	2005	2004

Parentage and identification
genotyping service revenue	$1,186,751	$939,284
Genomic research project
milestone revenue	-	2,750,000
License fee revenue	100,002	-
Other genomic service revenue	65,010	33,149
Total revenue	$1,351,763	$3,722,433

Revenue. Our revenue for the six months ended June 30, 2005 was $1,351,763, which was a decrease of $2,370,670, or 63.7%, from the $3,722,433 during the six months ended June 30, 2004, primarily due to the difference in genomic research project milestone revenue. In the first six months of 2005, we earned $1,186,751 in parentage and identification genotyping services revenue, $100,002 from the recognition of six months of Monsanto deferred revenue, and $65,010 in other genomic related revenue. In the first six months of 2004, we earned $939,284 in parentage and identification genotyping services revenue, $2,750,000 in milestone revenue related to the Cargill collaborative research project, and $33,149 in other genomic related revenue.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2005 were $923,169, a $2,707,956, or 74.6% decrease from the $3,631,125 for the same period of 2004. This decrease was primarily related to the increased level of personnel costs and consumables used in 2004 to support the Cargill collaborative research project, which has ended for 2005. The personnel costs and consumables in 2004 were used to complete the project steps, which triggered milestone revenue recognition throughout the year.

Research and Development. Research and development costs were $2,427,503 for the six months ended June 30, 2005 compared to $2,202,461 for the same period in 2004. This $225,042, or 10.2% increase was primarily due to additional personnel costs (representing those employees who had previously worked on the Cargill project and were classified as cost of revenue), partially offset by lower stock compensation expense for employees, lower contractual analytic services, and lower patent legal fees. Research and development costs for the six months ended June 30, 2005 consisted of $751,028 related to genomics, $925,803 related to growth factors, $490,745 related to immunopharmaceuticals, and $259,927 of non-cash stock compensation expense.

General and Administrative. General and administrative costs were $6,441,949 for the six months ended June 30, 2005 compared to $4,656,018 for the same period of 2004. This $1,785,931, or 38.4% increase was primarily due to the increase in our administrative infrastructure, with salaries, benefits and stock compensation expenses increasing approximately $1,027,711, $426,204 of which represents an increase in non-cash stock compensation expense. General and administrative costs also increased $857,566 due to higher professional fees associated with the completion of our audit and the filing of Form 10SB with the SEC.

Depreciation and Amortization. Depreciation and amortization decreased $4,200,597, or 64.8%, to $2,283,723 for the six months ended June 30, 2005 from $6,484,320 for the same period of 2004 primarily due to the completion of the intangible asset amortization in February 2005. The intangible assets related to the intellectual property associated with the Celera genomics acquisition in February 2002 which was being amortized at a rate of $3,189,000 per quarter.

Interest Expense. Interest expense and accretion of debt discount decreased $13,172,982 to $2,682,849 for the six months ended June 30, 2005 from $15,855,831 for the same period in 2004. This 83.1% decrease was primarily due to the decrease in the number and value of penalty warrants issued as well as the value of contingently adjustable terms on warrants related to the 12.5% Convertible Secured Promissory Notes. The penalty warrants issued in the second quarter of 2004 primarily related to the Series C, D, & E bridge loans.

Debt Conversion Expense. Debt conversion expense was $93,696 for the six months ended June 30, 2005 compared to $3,276,087 for the same period of 2004. This $3,182,391, or 97.1% decrease relates to the volume of conversion that took place during the periods. In the first six months of 2005, holders of our 8% and 10.9% Secured Convertible Promissory Notes converted $143,992 of principal and interest into our Series G Convertible Preferred Stock, with warrants attached. For the same period of 2004, holders of our 8% and 10.9% Secured Convertible Promissory Notes converted $3,805,539 of principal and interest into our Series F Convertible Preferred Stock, with warrants attached. The expense represents the fair value of the securities and warrants issued in excess of the fair value of securities issuable pursuant to the original conversion terms.

Debt Issue Costs. Debt issue costs increased $97,924, or 9.6% to $1,113,619 for the six months ended June 30, 2005 from $1,015,695 for the same period of 2004. This increase is due to slightly higher expense associated with amortization of deferred debt costs for the period and the calculated value of warrants issued with short-term bridge loans.

Net Loss. Net loss decreased $18,795,646, or 56.3%, for the six months ended June 30, 2005 from the six months ended June 30, 2004, due to a combination of the factors described above, primarily the decrease in depreciation and amortization, and interest expense related to the value of penalty warrants and the value of contingently adjustable terms.

Material Changes in Financial Position - Liquidity and Capital Resources

The Company’s primary sources of liquidity are its revenues and the sale of debt and equity securities. At June 30, 2005 the Company has cash and cash equivalents of $76,115 and a working capital deficiency of $23,757,605.

In the first six months of 2005 cash used in operations was $3.1 million compared to $4.3 million in the comparable period last year. This decrease was primarily due to an $18.8 million decrease in net loss and a $3.3 million increase in the change in accounts payable, accrued expenses, and accrued compensation, partially offset by a $4.2 million decrease in depreciation and amortization, a $3.2 million decrease in induced conversion expense, and a $12.9 million decrease in share-based payment expense. Cash provided by financing activities was $2.7 million in the current period compared to $4.9 million in the prior year period. This decrease was due to lower proceeds from the sale of debt and equity securities of $5.3 million, partially offset by the decrease in principal payments and debt issue costs of $3.1 million.

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

PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings

Regions Bank, a secured, $5 million lender of Samuel R. Dunlap, Jr., a former Director who is in bankruptcy, has sued us for payment of an August 1, 2001 $731,000 Promissory Note made by us to Mr. Dunlap. The amount that is owed is in dispute (due to offsets made prior to the bankruptcy at Mr. Dunlap’s direction) and we contend that the conditions precedent to the maturity of the loan have not occurred. We also note that our June 30, 2005 consolidated condensed financial statements reflect principal and interest being owed as of such date. Regions Bank has also claimed that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We dispute this claim.

In addition, during 2005, we settled and dismissed four lawsuits for a total cost of $105,640. There are no such cases presently pending.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Beginning in April through June 2005, the Company obtained bridge loans from unrelated investors in the amount of $1,308,000 for working capital needs. These loans bear interest at 10% and are payable at the earlier of: one year from the note date; the date a certain milestone payment is received; or the date the Company obtains other financing in excess of $1,000,000. The Company issued warrants to purchase 87,500 shares of common stock with the bridge loans. These warrants have an exercise price of $4.00 per share, expire in June, 2010, and had an allocated value of $55,589, which was recorded as interest expense during the three months ended June 30, 2005.

Associated with the bridge loans obtained in April through June 2005, the Company issued warrants to purchase 26,250 shares of common stock to a financial advisor for investment services. These warrants have an exercise price of $4.00 per share, expire in June, 2010, and had a calculated value of $18,115, which was recorded as debt issue costs during the three months ended June 30, 2005.

ITEM 3.      Defaults Upon Senior Securities

At June 30, 2005, $76,401 of outstanding principal under our 8% Secured Convertible Promissory Notes and $212,190 of outstanding principal under our 10.9% Secured Convertible Promissory Notes were past due.

ITEM 4.      Submission of Matters to a Vote of Security Holders

On May 13, 2005, following a solicitation of proxy votes, a consent was obtained from more than 50% of our security holders to an increase in the number of shares reserved for issuance under our two stock option plans from 8,500,000 to 11,050,000 as of June 24, 2004.

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