Form 10QSB
period 2005-09-30
MetaMorphix Inc.
filed 2006-10-03
CIK 1289370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

          (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Page No.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets as of September 30, 2005 and December 31, 2004	5

Consolidated Condensed Statements of Operations for the Three and Nine Months
Ended September 30, 2005 and 2004	6

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended
September 30, 2005 and 2004	7

Notes to Consolidated Condensed Financial Statements	8

ITEM 2. Management's Discussion and Analysis or Plan of Operation	14

ITEM 3. Controls and Procedures	18

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	18

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3. Defaults Upon Senior Securities	19

ITEM 6. Exhibits	19

SIGNATURES	20

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

PART I. FINANCIAL INFORMATION

ITEM 1.      Consolidated Condensed Financial Statements (Unaudited)

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,024	$507,973
Accounts receivable	256,181	242,857
Prepaid expenses and other current assets	121,772	103,122
Total current assets	478,977	853,952

PROPERTY AND EQUIPMENT—Net	1,600,763	2,081,669
GOODWILL	3,739,870	3,739,870
INTELLECTUAL PROPERTY RIGHTS	-	2,126,003
LEASE SECURITY DEPOSITS	203,024	207,263
DEFERRED DEBT ISSUE COSTS	5,233,677	6,480,080
	10,777,334	14,634,885
TOTAL ASSETS	$11,256,311	$15,488,837

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,078,964	$4,812,341
Accrued compensation	6,636,410	4,671,064
Accrued dividends	1,525,555	490,222
Short-term notes payable	2,930,627	1,373,824
Notes payable to officers and directors	1,584,498	1,214,498
Deferred revenue	1,323,328	1,480,831
Celera purchase obligation	2,030,149	1,495,000
Accrued interest	2,684,157	2,042,065
Total current liabilities	26,793,688	17,579,845

LONG-TERM NOTES PAYABLE, net of discount of $5,649,941 and
$7,000,745 at September 30, 2005 and December 31, 2004, respectively	15,273,381	11,399,886
CELERA PURCHASE OBLIGATION	3,867,860	4,214,076
ACCRUED INTEREST	1,131,557	988,601
OTHER LONG-TERM LIABILITIES	185,584	208,721
Total liabilities	47,252,070	34,391,129

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred stock, $0.001 par value—22,000,000 shares authorized as of September 30, 2005 and December 31, 2004,
7,326,715 and 7,238,315 shares issued and outstanding as of
September 30, 2005 and December 31, 2004, respectively	59,918,771	59,269,687
Common stock, $0.001 par value—75,000,000 shares authorized as of
September 30, 2005 and December 31, 2004, 20,369,719 and
9,488,878 shares issued and outstanding as of September 30, 2005 and
December 31, 2004, respectively	20,370	9,489
Additional paid-in capital	77,032,579	74,365,319
Accumulated other comprehensive loss	(71,288)	(32,228)
Accumulated deficit	(172,896,191)	(152,514,559)
Total stockholders’ equity (deficit)	(35,995,759)	(18,902,292)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,256,311	$15,488,837

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

REVENUE	$600,407	$1,036,389	$1,952,169	$4,758,822
OPERATING COSTS AND
EXPENSES:
Cost of revenue	395,980	967,953	1,319,148	4,599,078
Research and development	1,210,509	1,128,972	3,638,012	3,331,434
General and administrative	2,549,823	2,578,720	8,991,773	7,234,738
Depreciation and amortization	75,120	3,246,570	2,358,843	9,730,890
Total operating costs and expenses	4,231,432	7,922,215	16,307,776	24,896,140
OTHER INCOME (EXPENSE):
Interest expense and accretion of debt
discount	(1,383,038)	(1,173,812)	(4,065,887)	(17,029,643)
Debt issue costs	(558,662)	(443,748)	(1,672,281)	(1,459,442)
Debt conversion expense	-	-	(93,696)	(3,276,087)
Other income	(194,162)	-	(194,162)	(11,288)
NET LOSS	(5,766,887)	(8,503,386)	(20,381,633)	(41,913,778)
Preferred stock dividends and
accretion of beneficial conversion
features	(351,604)	(1,017,857)	(1,035,333)	(1,089,789)
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(6,118,491)	$(9,521,243)	$(21,416,966)	$(43,003,567)
Net loss per common share:
Basic and diluted	$(0.30)	$(2.34)	$(1.36)	$(10.25)
Weighted average number of shares
outstanding:
Basic and diluted	20,365,586	4,069,060	15,765,172	4,195,249

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,381,633)	$(41,913,778)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	2,473,174	9,834,608
Accretion of debt discount	1,350,803	1,350,803
Amortization of deferred debt issue costs	1,246,403	1,166,018
Share-based payment expense	3,089,383	16,125,214
Induced conversion expense	93,696	3,276,087
(Gain) loss on disposal of fixed assets	199,292	2,492
Changes in assets and liabilities:
Accounts receivable	(13,324)	(187,181)
Prepaid expenses and other current assets	(18,650)	(16,003)
Lease security deposits	4,240	–
Accounts payable and accrued expenses	3,529,822	(1,740,087)
Accrued compensation	2,161,321	995,723
Deferred purchase obligation	188,933	(884,928)
Deferred revenue	(157,503)	1,033,333
Accrued interest	2,019,979	1,437,480
Other, net	(23,137)	(6,945)
Net cash flows used in operating activities	(4,237,201)	(9,527,164)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,078)	(126,659)
Net cash flows used in investing activities	(2,078)	(126,659)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuances	3,390,531	6,607,939
Payments of debt issue costs		(1,114,308)
Principal payments on notes	(105,080)	(3,025,771)
Proceeds from stock issuances	564,618	9,067,543
Net cash flows provided by financing activities	3,850,069	11,535,403
Effects of exchange rate differences on cash and cash equivalents	(17,739)	(6,513)
NET (DECREASE) INCREASE IN CASH AND CASH	(406,949)	1,875,067
EQUIVALENTS
CASH AND CASH EQUIVALENTS—Beginning of period	507,973	83,232
CASH AND CASH EQUIVALENTS—End of period	$101,024	$1,958,299
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$91,925	$237,556
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted into equity	153,889	3,762,319
Conversion of notes and accrued interest into new notes	1,206,963	2,203,730

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

Going Concern – Management’s Plans

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of September 30, 2005 the Company had a working capital deficiency of $26,314,711 and an accumulated deficit of $172,896,191. The Company intends and is currently working to finance its operations primarily through future debt and equity financings and future revenues.

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

Unaudited Interim Financial Statements—The interim financial statements of the Company for the three and nine months ended September 30, 2005 and September 30, 2004 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of its operations and its cash flows for the three and nine months ended September 30, 2005 and September 30, 2004. The interim results of operations for the three and nine months ended September 30, 2005 and September 30, 2004, respectively, are not necessarily indicative of the results that may be achieved for the full year.

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

The consolidated condensed statements of operations include the following share-based payment expense as calculated pursuant to the provisions of SFAS No. 123(R) for the three and nine months ended September 30, 2005 and 2004:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Research and
development	$120,257	$190,805	$380,184	$511,150

General and
administrative	696,924	780,571	2,319,781	1,977,223

Interest expense
and accretion of
debt discount	81,224	83,603	360,536	13,540,604

Debt issue costs	10,767	958	28,882	96,237

Total	$909,172	$1,055,937	$3,089,383	$16,125,214

Included in debt conversion expense in three and nine months ended September 30, 2005 were warrants given as an inducement to convert from debt to preferred stock with a calculated value of $0 and $6,147, respectively. Included in debt conversion expense in three and nine months ended September 30, 2004 were warrants given as an inducement to convert from debt to preferred stock with a calculated value of $0 and $817,703, respectively.

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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2005	2004

Prepaid expenses	100,200	46,638
Supplies inventory	21,572	56,484

Total	$121,772	$103,122

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consists of the following:

	September 30,	December 31,
	2005	2004

Office equipment	$1,219,937	$1,207,404
Production equipment	1,220,989	1,221,825
Office equipment under capital
lease	213,224	213,224
Laboratory equipment	-	337,089
Leasehold improvements	129,062	158,464

	2,783,212	3,138,006
Less: Accumulated depreciation	(1,182,449)	(1,056,337)

Total	$1,600,763	$2,081,669

The Company recorded depreciation expense of $112,404 and $92,862 for the three months ended September 30, 2005 and 2004, respectively, and $347,172 and $267,597 for the nine months ended September 30, 2005 and 2004, respectively. Accumulated depreciation for equipment under capital leases was $41,314 and $23,114 as of September 30, 2005 and December 31, 2004, respectively.

The Company closed its Canadian facility in September 2005. Property and equipment with a net book value of $225,720 was disposed of, generating a loss of $198,728.

6.	INTELLECTUAL PROPERTY RIGHTS

Acquired intangible assets subject to amortization as of September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004

Intellectual property
rights	$38,268,051	$38,268,051
Less: Accumulated
amortization	(38,268,051)	(36,142,048)

Total	$-	$2,126,003

Amortization expense related to intangible assets was $0 and $3,189,004 for the three months ended September 30, 2005 and 2004, respectively, and $2,126,003 and $9,567,012 for the nine months ended September 30, 2005 and 2004, respectively.

7.	LONG-TERM DEFERRED DEBT ISSUE COSTS

The long-term deferred debt issue cost activity during the nine months ended September 30, 2005 is as follows:

Balance at January 1, 2005	$6,480,080
Calculated value of warrants granted	-
Other debt issue costs	-
Amortization to debt issue costs	(1,246,403)

Balance at September 30, 2005	$5,233,677

8.	COMMITMENTS AND CONTINGENCIES

Leases and Royalty Agreements— The Company has office facilities and equipment under capital and operating leases. In addition, the Company has certain agreements that provide for minimum future royalty payments and sublease income. Future minimum payments for capital leases, noncancelable operating leases, and royalty agreements with terms in excess of one year, as well as expected minimum payments to be received from subleases with terms in excess of one year at September 30, 2005, are as follows:

	Capital	Operating	Sublease	Royalty
	Leases	Leases	Income	Agreements

October 1, 2005 through
December 31, 2005	$10,598	$241,434	$(68,276)	$32,033
2006	42,390	964,261	(278,550)	170,840
2007	42,390	579,228	–	170,840
2008	42,390	437,825	–	170,840
2009	29,155	488,913	–	170,840
2010	17,480	504,104	–	170,840

Thereafter	24,764	696,001	–	–

Total payments/(receipts)	209,167	3,911,766	(346,826)	886,233

Less: Amounts representing interest	(37,646)	–	–	–

Net payments/(receipts)	$171,521	$3,911,766	$(346,826)	$886,233

The commitments for capital leases and operating leases set forth in the above table have not been reduced for anticipated sublease income.

Rent expense under operating leases was $376,636 and $191,943 for the three months ended September 30, 2005 and 2004, respectively, and $943,363 and $582,682 for the nine months ended September 30, 2005 and 2004, respectively. Sublease income was $26,148 and $13,541 for the three months ended September 30, 2005 and 2004, respectively, and $135,708 and $44,437 for the nine months ended September 30, 2005 and 2004, respectively.

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

As of September 30, 2005, there was one outstanding matter relating to director and officer indemnification. Regions Bank, a secured, $5 million lender of Samuel R. Dunlap, Jr., a former Director who is in bankruptcy, has sued us for payment of an August 1, 2001 $731,000 Promissory Note made by us to Mr. Dunlap. The amount that is owed is in dispute (due to offsets made prior to the bankruptcy at Mr. Dunlap’s direction) and we contend that the conditions precedent to the maturity of the loan have not occurred. We also note that our September 30, 2005 consolidated condensed financial statements reflect principal and interest of $625,498 being owed as of such date. Regions Bank has also claimed that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

Management Compensation—The Company has entered into agreements with four employees, including three executives and one scientist, which require payments by the Company totaling approximately $1,009,000 annually based on their current salaries.

Canadian Facility Closure—The Company made the decision in September 2005 to consolidate the research efforts of the Immunopharmaceutical business unit into the Growth Differentiation business unit in order to maximize efficiency, and our facility in Canada was closed. In connection with this closure, we accrued approximately $267,000 at September 30, 2005 in severance benefits for the 11 employees who were involuntarily terminated.

9.	DEBT

Beginning in April through September 2005, the Company obtained bridge loans from unrelated investors in the amount of $3,102,000 for working capital needs. These loans bear interest at 10% and are payable in one to three years. The Company issued warrants to purchase 239,995 shares of common stock with the bridge loans. These warrants have an exercise price of $4.00 per share, expire in April through September, 2010, and had an allocated value of $136,814, which was recorded as interest expense during the nine months ended September 30, 2005.

Associated with the bridge loans obtained in April through September 2005, the Company issued warrants to purchase 44,998 shares of common stock to financial advisors for investment services. These warrants have an exercise price of $4.00 per share, expire in September 2010, and had a calculated value of $28,882, which was recorded as debt issue costs during the nine months ended September 30, 2005.

ITEM 2.      Management's Discussion and Analysis or Plan of Operation

Material Changes in Results of Operations - Comparison of the Three Months Ended September 30, 2005 and 2004

The following table quantifies the amount of revenue earned during the periods presented for each of our principal sources of revenues:

	Three months ended
	September 30,
Type of Revenue	2005	2004

Parentage and identification
genotyping service revenue	$539,328	$523,219
Genomic research project
milestone revenue	-	-
Growth differentiation research
project milestone revenue	-	500,000
License fee revenue	50,001	-
Other genomic service revenue
	11,078	13,170

Total revenue	$600,407	$1,036,389

Revenue. Our revenue for the three months ended September 30, 2005 was $600,407, which was a decrease of $435,982, or 42.1%, from the $1,036,389 during the three months ended September 30, 2004, primarily due to the timing of growth factors milestone revenue. In the third quarter of 2005, we earned $539,328 in parentage and identification genotyping services revenue, $50,001 from the recognition of three months of Monsanto deferred revenue, and $11,078 in other genomic related revenue. In the third quarter of 2004, we earned $523,219 in parentage and identification genotyping services revenue, $500,000 in milestone revenue related to the Wyeth license agreement, and $13,170 in other genomic related revenue.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2005 were $395,980, a $571,973, or 59.1% decrease from the $967,953 for the same period of 2004. This decrease was primarily related to the increased level of personnel costs and consumables used in the third quarter of 2004 to support the Cargill collaborative research project, which ended in 2004. The personnel costs and consumables in the third quarter of 2004 were used to complete the project steps, which triggered milestone revenue recognition during the quarter.

Research and Development. Research and development costs were $1,210,509 for the three months ended September 30, 2005 compared to $1,128,972 for the same period in 2004. This $81,537, or 7.2% increase was primarily due to additional personnel costs (representing those employees who had previously worked on the Cargill project and were classified as cost of revenue).

General and Administrative. General and administrative costs were $2,549,823 for the three months ended September 30, 2005 compared to $2,578,720 for the same period of 2004. This $28,897, or 1.1% decrease was primarily due to the decrease in professional fees (due to the timing of audit and legal work), partially offset by an increase in our administrative infrastructure.

Depreciation and Amortization. Depreciation and amortization decreased $3,171,450, or 97.7%, to $75,120 for the three months ended September 30, 2005 from $3,246,570 for the same period of 2004 primarily due to the completion of the intangible asset amortization in February 2005. The intangible assets related to the intellectual property associated with the Celera genomics acquisition in February 2002 which was being amortized at a rate of $3,189,000 per quarter.

Interest Expense. Interest expense and accretion of debt discount increased $209,226 to $1,383,038 for the three months ended September 30, 2005 from $1,173,812 for the same period in 2004. This 17.8% increase was primarily due to the increase in the debt outstanding for the quarter compared to the same period in 2004.

Debt Issue Costs. Debt issue costs increased $114,914 to $558,662 for the three months ended September 30, 2005 from $443,748 for the same period of 2004. This 25.9% increase is due to higher expense associated with amortization of deferred debt costs for the period, which related to the timing of the issuance of our 12.5% Convertible Secured Promissory Notes in 2004, as well as the value of advisory warrants granted during the quarter.

Other Expense. Other expense increased to $194,162 for the three months ended September 30, 2005 from $0 for the same period in 2004 primarily due to the loss recorded on the disposal of assets from MetaMorphix Canada, Inc. In September of 2005, we made the decision to consolidate the research efforts of the Immunopharmaceutical business unit into the Growth Differentiation business unit in order to improve efficiency, and our facility in Canada was closed. In connection with this closure, we accrued approximately $267,000 in severance benefits for the 11 employees which were involuntarily terminated.

Net Loss. Net loss decreased $2,736,499, or 32.2%, for the three months ended September 30, 2005 from the three months ended September 30, 2004, due to a combination of the factors described above, primarily due to the completion of our intangible asset amortization.

Material Changes in Results of Operations - Comparison of the Nine Months Ended September 30, 2005 and 2004

The following table quantifies the amount of revenue earned during the periods presented for each of our principal sources of revenues:

	Nine months ended
	September 30,
Type of Revenue	2005	2004

Parentage and identification
genotyping service revenue	$1,726,079	$1,462,504
Genomic research project
milestone revenue	-	2,750,000
Growth differentiation research
project milestone revenue	-	500,000
License fee revenue	150,003	-
Other genomic service revenue
	76,087	46,318

Total revenue	$1,952,169	$4,758,822

Revenue. Our revenue for the nine months ended September 30, 2005 was $1,952,169, which was a decrease of $2,806,653, or 59.0%, from the $4,758,822 during the same period of 2004, primarily due to the difference in genomic research project milestone revenue of $2,750,000. In the first nine months of 2005, we earned $1,726,079 in parentage and identification genotyping services revenue, $150,003 from the recognition of six months of Monsanto deferred revenue, and $76,087 in other genomic related revenue. In the first nine months of 2004, we earned $1,462,504 in parentage and identification genotyping services revenue, $2,750,000 in milestone revenue related to the Cargill collaborative research project, $500,000 in milestone revenue related to the Wyeth license agreement, and $46,318 in other genomic related revenue.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2005 were $1,319,148, a $3,279,929, or 71.3% decrease from the $4,599,078 for the same period of 2004. This decrease was primarily related to the increased level of personnel costs and consumables used in 2004 to support the Cargill collaborative research project, which ended in 2005. The personnel costs and consumables in 2004 were used to complete the project steps, which triggered milestone revenue recognition throughout the year.

Research and Development. Research and development costs were $3,638,012 for the nine months ended September 30, 2005 compared to $3,331,434 for the same period in 2004. This $306,578, or 9.2% increase was primarily due to additional personnel costs (representing those employees who had previously worked on the Cargill project and were classified as cost of revenue) and severance accrual for MetaMorphix Canada R&D employees, partially offset by lower stock compensation expense for employees, lower contractual analytic services, and lower patent legal fees.

General and Administrative. General and administrative costs were $8,991,773 for the nine months ended September 30, 2005 compared to $7,234,738 for the same period of 2004. This $1,757,035, or 24.3% increase was primarily due to the increase in our administrative infrastructure, with salaries, benefits and stock compensation expenses increasing approximately $1.2 million. General and administrative costs also increased $407,525 due to higher professional fees associated with the completion of our audit and the filing of our Form 10-SB with the SEC.

Depreciation and Amortization. Depreciation and amortization decreased $7,373,047, or 75.8%, to $2,358,843 for the nine months ended September 30, 2005 from $9,730,890 for the same period of 2004 primarily due to the completion of the intangible asset amortization in February 2005. The intangible assets were related to the intellectual property associated with the Celera genomics acquisition in February 2002 which was being amortized at a rate of $3,189,000 per quarter.

Interest Expense. Interest expense and accretion of debt discount decreased $12,963,755 to $4,065,888 for the nine months ended September 30, 2005 from $17,029,643 for the same period in 2004. This 76.1% decrease was primarily due to the decrease in the number and value of penalty warrants issued as well as the value of contingently adjustable terms on warrants related to the 12.5% Convertible Secured Promissory Notes. The penalty warrants issued in the second quarter of 2004 primarily related to the Series C, D, & E bridge loans.

Debt Conversion Expense. Debt conversion expense was $93,696 for the nine months ended September 30, 2005 compared to $3,276,087 for the same period of 2004. This $3,182,391, or 97.1% decrease relates to the volume of conversion that took place during the periods. In the first nine months of 2005, holders of our 8% and 10.9% Secured Convertible Promissory Notes converted $143,992 of principal and interest into our Series G convertible preferred stock, with warrants attached. For the same period of 2004, holders of our 8% and 10.9% Secured Convertible Promissory Notes converted $3,805,539 of principal and interest into our Series F convertible preferred stock, with warrants attached. The expense represents the fair value of the securities and warrants issued in excess of the fair value of securities issuable pursuant to the original conversion terms.

Debt Issue Costs. Debt issue costs increased $212,839, or 14.6% to $1,672,281 for the nine months ended September 30, 2005 from $1,459,442 for the same period of 2004. This increase is due to slightly higher expense associated with increased amortization of deferred debt costs for the period, as well as the value of advisory warrants granted during the nine months.

Other Expense. Other expense increased $182,874 to $194,162 for the nine months ended September 30, 2005 from $11,288 for the same period in 2004 primarily due to the loss recorded on the disposal of assets from MetaMorphix Canada, Inc. In September of 2005, we made the decision to consolidate the research efforts of the Immunopharmaceutical business unit into the Growth Differentiation business unit in order to improve efficiency, and our facility in Canada was closed. In connection with this closure, we accrued approximately $267,000 in severance benefits for the 11 employees which were involuntarily terminated.

Net Loss. Net loss decreased $21,532,145, or 51.4%, for the nine months ended September 30, 2005 from the nine months ended September 30, 2004, due to a combination of the factors described above, primarily the decrease in interest expense related to the value of penalty warrants and the value of contingently adjustable terms and the completion of the amortization associated with the Celera Genomics intellectual property.

Material Changes in Financial Position - Liquidity and Capital Resources

The Company’s primary sources of liquidity are its revenues and the sale of debt and equity securities. At September 30, 2005 the Company has cash and cash equivalents of $101,024 and a working capital deficiency of $26.3 million.

In the first nine months of 2005 cash used in operations was $4.2 million compared to $9.5 million in the comparable period last year. This decrease was primarily due to a $21.5 million decrease in net loss and a $6.4 million increase in the change in accounts payable, accrued expenses, and accrued compensation, partially offset by a $7.4 million decrease in depreciation and amortization, a $3.2 million decrease in induced conversion expense, and a $13.0 million decrease in share-based payment expense. Cash provided by financing activities was $3.9 million in the current period compared to $11.5 million in the prior year period. This decrease was due to lower proceeds from the sale of debt and equity securities of $11.7 million, partially offset by the decrease in principal payments and debt issue costs of $4.0 million.

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

PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings

Regions Bank, a secured, $5 million lender of Samuel R. Dunlap, Jr., a former Director who is in bankruptcy, has sued us for payment of an August 1, 2001 $731,000 Promissory Note made by us to Mr. Dunlap. The amount that is owed is in dispute (due to offsets made prior to the bankruptcy at Mr. Dunlap’s direction) and we contend that the conditions precedent to the maturity of the loan have not occurred. We also note that our September 30, 2005 consolidated condensed financial statements reflect principal and interest being owed as of such date. Regions Bank has also claimed that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We dispute this claim.

In addition, during 2005, we settled and dismissed four lawsuits for a total cost of $105,640. There are no such cases presently pending.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

In April through September 2005, the Company obtained bridge loans from unrelated investors in the amount of $3,102,000 for working capital needs. These loans bear interest at 10% and are payable in one to three years. The Company issued warrants to purchase 239,995 shares of common stock with the bridge loans. These warrants have an exercise price of $4.00 per share, expire in April through September, 2010, and had an allocated value of $136,814, which was recorded as interest expense during the nine months ended September 30, 2005.

Associated with the bridge loans obtained in April through September 2005, the Company issued warrants to purchase 44,998 shares of common stock to financial advisors for investment services. These warrants have an exercise price of $4.00 per share, expire in September, 2010, and had a calculated value of $28,882, which was recorded as debt issue costs during the nine months ended September 30, 2005.

ITEM 3.      Defaults Upon Senior Securities

At September 30, 2005, $138,443 of outstanding principal under our 8% Secured Convertible Promissory Notes and $888,814 of outstanding principal under our 10.9% Secured Convertible Promissory Notes were past due.

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