Form 10KSB
period 2005-12-31
MetaMorphix Inc.
filed 2006-10-03
CIK 1289370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number 000-51294

METAMORPHIX, INC.

(Name of small business issuer in its charter)

Delaware	52-1923417

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8000 Virginia Manor Road Suite 140 Beltsville, Maryland	20705

(Address of Principal Executive Offices)	(Zip Code)

(301) 617-9080

(Issuer’s Telephone Number)

Securities to be registered under Section 12 (b) of the Exchange Act:

Title of Each Class to be so Registered	Name of Each Exchange on Which Each Class is to be Registered

None	None

Securities to be registered under Section 12 (g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

          The Registrant’s revenues for the fiscal year ended December 31, 2005 were $2.5 million.

          The Registrant’s common equity is not publicly traded, therefore, an aggregate market value of the voting and non-voting common equity held by non-affiliates can not be determined at this time.

          As of August 31, 2006, the Registrant had 20,883,149 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

          Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

i

PART I

FORWARD-LOOKING STATEMENTS

          Statements in this Form 10-SB that are not descriptions of historical facts are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward looking terminology such as “may,” “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects,” or similar terms, variations of such terms or the negative of such terms. Forward-looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Description of Business”. The safe harbors for forward looking statements provided by Section 21E of the Exchange Act do not apply to statements made in this Form 10-KSB. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. You should also be aware that any of the events described under “Risk factors” and elsewhere in this registration statement could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

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

          We have entered into relationships to commercialize both agricultural and human therapeutic applications of our GDF technology. We have entered into collaborative agreements with the top two chicken producer-processors in the United States, and have formed a joint venture with Willmar Poultry Company, Inc., or Willmar, the world’s largest supplier of day old poults, for the development of Myostatin applications in turkeys. We have granted an exclusive license to Wyeth for the GDF technology including Myostatin, under which Wyeth has completed Phase II clinical trials to evaluate a Myostatin-based product as a therapeutic for forms of muscular dystrophy. We describe these relationships and agreements under “—Licenses, Acquisitions, and Collaborative Agreements.”

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

          We operate our GDF business in Beltsville, Maryland, where our corporate headquarters are located. Our animal genomics business operates in Davis, California.

The Livestock Industry

          According to the Congressional Research Services 2006 Report on The U. S. Farm Economy (February 2006), livestock receipts for the 2004 calendar year were $123.5 billion. In addition, The

United Nations’ 1999 report on World Population Prospects states that the global demand for meat, milk and eggs will increase threefold by the year 2020. The United Nations report indicated that the two factors that will be primarily responsible for this increase in demand are the expanding world population and changes in dietary habits. The world’s population, which is approximately 6.5 billion, is projected to reach 7.7 billion by 2020. According to the US Census Bureau, the U.S. population alone is expanding at a rate of 1.1% per year and expected to increase to 561 million people by 2050. As incomes rise in Asia, Europe, Central America and the United States, the demand for meat products is also expected to rise as diets shift from mainly carbohydrates to protein sources. Global meat demand is expected to be 60% greater in 2020 than in 1999 with 88% of this increase attributed to developing countries.

          During the last ten years, there has been significant consolidation and vertical integration within the cattle, swine and poultry sectors of the global livestock industry. Historically, the global livestock market has been characterized by high volume and low margins. We believe that some of the economic factors that caused this consolidation will create increasing demand for technology such as ours.

Our Strategy

          Our business strategy is to generate near-term profitability from our animal genomics product opportunities by producing a pipeline of innovative products to address the needs of the global livestock industry while at the same time building long-term value from our GDF technology in both human therapeutic and agricultural sectors. To implement our strategy, we will seek to:

•

Develop and license products based on our animal genomics technology that will add value to major market participants in the livestock and animal health industries. Our commercialization strategy focuses on licensing our genomics technology to the consolidated and vertically integrated livestock industry, in particular, breeders, producers and processors. We will seek to structure our licensing agreements to provide us with license fees and milestone payments to fund the cost of product development and after commercialization, royalty payments based on various measures of the value created for the licensees through the use of our technologies.

•

License our GDF-8 technology to an animal health company for livestock and companion animal applications. Licensees are expected to undertake the additional research, development and regulatory activities required to commercialize the Myostatin technology at their own cost. We expect to receive development milestone payments and royalties on the sale of Myostatin-based products.

•

License our GDF technologies to pharmaceutical companies for human health applications. With our license to Wyeth, this objective has been completed. We are entitled to receive development milestone payments and royalties should Wyeth prove successful in developing and commercializing our GDF technology.

Our Proprietary Technologies and Products

          By drawing on our two fundamental proprietary technologies — animal genomics and GDFs— we seek to develop products that will significantly increase quality and production efficiency in all major livestock species, including cattle, swine and poultry. We also use these technologies to develop products and services that improve companion animal and livestock health and that can be used to verify animal parentage and identification. We also intend to seek to discover and license to pharmaceutical companies technologies that can be used to develop therapies for better management of human metabolic and muscular degenerative diseases. We describe these technologies and our current products below. Several of our technologies involve commercial agreements which we have entered with various parties. We describe some aspects of these agreements below, and they are described in more detail under “Licenses, Acquisitions and Collaborative Agreements.”

          Animal Genomics

          Genomics, the sequencing and analysis of the genetic make-up of organisms, and proteomics, the identification and analysis of the proteins encoded by genes, are two disciplines that enable the profiling of individual organisms to define normal physiological variation and disease states. Discoveries in the areas of genomics and proteomics have produced a new industry based on diagnostics and drug development for disease prevention and treatment. We believe that analogous opportunities exist with respect to animal health and agriculture. Additionally, we believe genomics offers the opportunity to create superior livestock breeds in terms of production efficiency, disease resistance, meat quality and nutrition.

          A genome is the entire genetic information (DNA) possessed by an organism. DNA is made up of sub-units called nucleotides, and a single nucleotide polymorphism, or SNP, is a DNA sequence variation occurring when a single nucleotide in the genome is altered. Genetic markers, based on SNPs, are abundant and distributed throughout an animal’s DNA. SNPs can be used as a predictive, diagnostic tool to determine the specific regions of DNA contributing to a desired trait. Through our proprietary access to whole genome information, we have validated dense SNP maps in cattle, swine and poultry. These SNP maps, when used as part of our GENIUS-Whole Genome System™, correlate SNP patterns with complex traits. We expect that these predictive diagnostics will empower producer/processors and breeders with precise, molecular-based tools with which to make informed decisions that improve livestock growth potential, carcass quality, production efficiency and nutritional value. These tools can also be used to improve selection of genetically superior animals in breeding programs.

          The commercial opportunities for our genomic technology vary according to the livestock sector. For cattle, the use of SNP-based, predictive diagnostics for each animal entering the feedlot phase of production is a commercially viable concept due to the high value of each individual animal. We believe, as a result of discussions with our collaborative partner, Cargill, that the ability to identify superior cattle at the beginning of production would result not only in substantial cost savings, but would enable the processor to brand or certify meat that contains traits desired by the consumer. The production system and individual animal values are different in the swine and poultry industries, and, accordingly, we intend to market our predictive diagnostic tools in those species to create superior breeds.

          In order to support development and commercialization of our genomic technology we have entered into contracts with livestock production and/or breeding companies. Under our Joint Development and Marketing Agreement with Cargill, we and Cargill agreed to jointly develop and commercialize products for the cattle industry intended to be predictive of traits that improve production economics or meet consumer demands for quality, consistency and tenderness. We received a combined total of $10,200,000 in payments for the successful completion of all milestones set forth in the work plan delineated in the Cargill agreement which was completed in September 2004. These payments consisted of a $2,040,000 up-front payment, a $2,260,000 milestone payment upon the completion of the SNP validation phase, a $5,500,000 payment upon the completion of a two part association study correlating a pattern of SNPs with the desirable traits and the final $400,000 milestone payment after the successful initial validation of the diagnostic traits. This collaboration has resulted in the development of sets of genetic markers which can predict traits that would be of interest to feedlot operators and cattle breeders. We expect to commercialize a feedlot management and breeding selection tool with Cargill resulting from this collaboration.

          The pre-commercial phase of the collaboration, which is essentially a beta test on a commercial population of beef cattle, began in late 2005 and is expected to be completed in the latter part of 2006. We expect that this study will determine the level of economic benefit derived from the use of the feedlot management tool. In the study, Cargill will divide its feedlot population into outcome groups based on their genetic potential as determined by our feedlot management tool. Production inputs are varied for each outcome group based on their predicted performance. The test will be comprised of between 40,000 and 60,000 animals. The initial samples were collected exclusively from Cargill’s own feedlots. It is expected that in the second half of the study, Cargill’s alliance partners, leading feedlot operators that supply Cargill’s processing facilities, will participate in the study. We have tested nearly half of this test population for which Cargill has paid us $400,000 to date and Cargill will pay additional fees for the balance of the samples. If this study is successful, we, jointly with Cargill expect to commercialize the technology for use in the cattle industry.

          In addition to the feedlot management tool, we and Cargill have also jointly developed a breeding selection tool which provides beef cattle breeders and cattle/calf producers often called cattle/calf operators, the ability to select animals based on superior marbling, high average daily weight gain and tenderness traits. We expect to begin marketing this product during the latter part of 2006.

          Our technology also includes our GENIUS-Whole Genome System™ for swine, which utilizes a map of approximately 600,000 SNPs, and associated intellectual property. We have licensed this technology to Monsanto to enable it to provide high-quality genetic information to pork producers, packers and to consumers. We expect that by using our GENIUS-Whole Genome System™, Monsanto will be able to develop new breeds of pigs that are substantially more production efficient and meet increasing demands by consumers for higher quality, more nutritious meat products. Monsanto will be obligated to pay royalties to us if they commercialize new breeds using our technology. We received $1,000,000 from Monsanto in June 2004 as a license fee for access to our database.

          We are exploring opportunities for our GENIUS-Whole Genome System™ with a leading chicken breeder. However, we may be unable to enter into arrangements with any additional customers.

          We are also commercializing products based on our animal genomic technology in the companion animal sector. Our initial product, a canine heritage diagnostic tool, can differentiate between canine breeds. For purebred dogs, the diagnostic tool can be used to certify the breed. For mixed breed dogs, the diagnostic tool can be used to determine breed composition. The latter application can potentially allow owners to better manage the health of their animals regarding breed specific diseases. We expect to begin marketing the heritage diagnostic tool during the latter part of 2006.

          Current Animal Genomic Products and Services

          We are currently providing genotyping services to the livestock and companion animal industries using DNA-based systems developed for animal parentage and identification. Our genotyping products were developed using internal research and development resources. This development process produced DNA specific markers that could be used for various applications that include the ability to identify one individual animal from another, verify parentage, and determine specific commercial traits. Once these markers were identified, we produced assays to routinely screen animal samples.

          We have created novel uses for our parent verification services in the beef industry. Our customers include cattle breed associations that are accustomed to verifying the pedigrees for certain categories of animals. These DNA-based tests are used by breed registries and commercial enterprises to maintain breed integrity and provide information to breeders to be used in making breeding decisions.

          We currently market the following products to animal breeders: Tru-Parentage and Identity, Tru-Coat Color and Tru-Polled®. Additionally, we have utilized our DNA testing program for breeders, which enable them to identify the correct sire for each calf. Our Homozygous Black test enables animal breeders to determine the genetics of coat color of an animal. Our Tru-Polled product includes the testing to determine the genetics of polled (hornless) cattle and assess the probability that they will produce polled progeny during subsequent matings. Polled cattle are more desirable due to decreased expense associated with horn removal and increased value of the hide due to decreases in injury rates during transportation and in feedlots.

          We provide DNA testing for several canine registries and have worked with both large and small organizations to establish and build DNA testing programs to fulfill each of their needs. This test allows canine genetic identity to be certified.

          We are the principal provider of DNA-based parentage verification and identity testing to the American Angus Association, the world’s largest beef cattle breed association, and the American Kennel Club, the largest canine registry in the world. For the year ended December 31, 2005 and the six months ended June 30, 2006, revenues from sales of these products and services were approximately $2,225,000 and $1,134,000, respectively.

          Growth and Differentiation Factor (GDF) Technology

          Pursuant to an Amended and Restated Collaboration Agreement between us, Genetics Institute and Johns Hopkins, we have the exclusive right to develop and commercialize eight of the fifteen GDFs discovered by Johns Hopkins and Genetics Institute. We have retained the right to agricultural and veterinary applications of the factors we selected under the terms of the agreement. We have granted Wyeth the exclusive right to pursue human therapeutic applications for our entire GDF portfolio in exchange for milestone payments, royalties and access to research and development advances.

          Myostatin

          Our initial focus in the GDF portfolio has been on Myostatin (GDF-8), a naturally-occurring, patented protein that acts to limit skeletal muscle development. Based on the data we have analyzed from published sources, we believe that our Myostatin-based technology will benefit the global livestock industry by improving production efficiencies, reducing production time, improving quality and nutritional value and decreasing the production of animal waste. Studies have demonstrated that the removal or inhibition of Myostatin results in accelerated and increased development of skeletal muscle tissue, or meat. The inactivation or inhibition of Myostatin in animals has been shown to result in dramatic increases in skeletal muscle mass and reduction in fat (McPherron and Lee, Nature 387:87-90). We have a research initiative focused on the testing and identification of Myostatin inhibitors in poultry and swine.

          We have entered into letters of intent and limited licenses with two of the top U.S. leading chicken processors, pursuant to which the companies have agreed to participate in commercial scale trials of Myostatin inhibitors to ascertain the economic value of this technology to their operations. The letters of intent and limited licenses provide that we and the companies will negotiate in good faith to enter into long-term license agreements. We are also seeking partners for the cattle and swine market segments for testing of Myostatin inhibitors. We may be unable to enter definitive license agreements with any such entities.

          Pursuant to our cross-licensing arrangement with Wyeth, we have agreed to share the results of our Myostatin research, as well as reagents and product candidates.

          Other GDFs in Development

          In addition to Myostatin, we have the opportunity to pursue the development of up to seven other proprietary GDFs as novel agricultural products. GDF-9 has been identified as playing a key role in the development of the fertilized embryo. Based on work investigating the role of GDF-9 in ovarian function and follicular development by Juengal et al. (published in Animal Reproductive Science in 2004 and in Human Reproductive Update in 2005), we believe that a potential agricultural use for this growth factor is in the regulation of livestock fertility. We also believe that potential human uses include the treatment of infertility and nonsteroidal contraception. We do not intend to devote any significant resources to additional growth and differentiation factors during the foreseeable future as we expect that any funds available to pursue our GDF technology will be allocated to Myostatin.

          Human Applications

          We have granted Wyeth an exclusive license for human applications of our GDF portfolio. Wyeth has a significant development program for Myostatin based on this license. Phase II clinical trials for Myostatin as a therapeutic for treatment of Muscular Dystrophy have been completed. Myostatin is being evaluated for treatment of other muscle degenerative diseases, including muscle wasting (Cachexia), age related muscle loss (Sarcopenia), Lou Gehrig’s disease (ALS), and metabolic disorders such as Type II Diabetes and obesity. We have the potential to collect up to $10,300,000 in developmental milestone payments as well as royalties on product sales of between 4.5% and 6.5% in the event Wyeth successfully commercializes any human applications for Myostatin.

          Numerous scientific studies support that Myostatin inhibitors may have significant potential as treatments for muscular degenerative diseases such as Muscular Dystrophy, muscle wasting (Cachexia), Sarcopenia (age-related loss of muscle) as well as the metabolic diseases Type II Diabetes and obesity. For example, McPherron and Lee, in a publication in the Journal of Clinical Investigation (vol.109, 2002), show the effect of Myostatin inactivation on body fat and glucose utilization. Other publications such as Zimmers et al. in Science (vol. 296, 2002) show the induction of Cachexia, or wasting syndrome, by over-expression of Myostatin. These and other similar studies were carried out in animal models for human physiology and disease. Such models have been widely accepted as a basis for the investigation of new drug candidates for human medical applications.

          In June 2004, Wyeth announced that it filed an Investigative New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA, for MYO-029, an antibody against Myostatin for the treatment of Muscular Dystrophy and Sarcopenia. Phase I trials for Muscular Dystrophy have been completed and as of August 2006, we have learned that Wyeth has completed Phase II of the trials. Because the regulatory approval process for human therapeutics is extremely lengthy, costly and uncertain, we do not anticipate receiving any royalty revenues from this license arrangement in the near term, if ever. We will receive a substantial milestone payment if and when Wyeth enters Phase III for MYO-029.

          Licenses, Acquisitions and Collaborative Agreements

General

          We obtained exclusive rights to our livestock genomic technology from the Celera Genomics Group and our GDF technology from The Johns Hopkins University and Wyeth. A discussion of the rights for each technology, as well as subsequent development and commercialization agreements are described below.

Animal Genomics

          Celera Acquisition

          On February 28, 2002, we acquired some of the animal-related assets of the Celera Genomics Group of Applera Corporation. The assets acquired consisted of (1) a canine and cattle genotyping business operating in Davis, California, and (2) an exclusive, perpetual world-wide license to certain cattle, swine and poultry database products; SNP maps; and software. In consideration for these assets and licenses, we issued 2,000,000 shares of Series E Convertible Preferred Stock to Celera and made deferred cash payment of $2,000,000. Under the Celera License Agreement, Celera granted to us a non-exclusive, perpetual worldwide license (with no right to sublicense) to access and to use certain of its cattle, swine and poultry genomic database products, SNP maps and tools (e.g. software) in connection with livestock and aquaculture production. Our license was subsequently converted to an exclusive license in June 2004. Pursuant to the Celera License Agreement, we also have a right of first offer for Celera’s services for genome and SNP map production for food producing animals other than cattle, swine and poultry in connection with livestock and aquaculture production. Collectively, we refer to this acquisition as Celera AgGen, which we operate through MMI Genomics, Inc., our wholly owned subsidiary in Davis, California.

          The Celera License Agreement contains revenue sharing and royalty provisions that obligate us to pay Celera 3% of any economic consideration we receive from a contract or business relationship in the cattle area for a period of 15 years to the extent such royalty exceeds a cumulative amount of $500,000 annually, and 20% of any consideration we receive from a collaboration entered into prior to February 28, 2006 in the swine sector. Cattle-related payments will be offset against a $500,000 annual payment we are required to make to Celera under the agreement. We received $1,000,000 from a swine collaborative partner, and were required to pay $1,000,000 to Celera for the right to grant a sub-license to that partner. If and when we receive revenues from our swine partner, $1,000,000 will be excluded from the calculation of economic consideration due to Celera when calculating a revenue sharing payment.

          Pursuant to a separate agreement entered into with Celera, we are obligated to make quarterly payments of $125,000 for subscription-based access to Celera’s human genome database and analysis software. The present value of the $500,000 annual payments for fifteen years and the $125,000 quarterly payments for three years was calculated to be $6,268,051 at the time of acquisition. When combined with the $2,000,000 deferred cash payment, the $262,796 of acquisition costs, and the value of the Series E Convertible Preferred Stock, the total purchase price was $43,530,847. In the event of a breach of a representation or obligation by a party under the Celera License Agreement, the non-defaulting party may deliver notice to such defaulting party. If such default has not been cured by the end of the applicable thirty-day cure period, the agreement will be terminated. The agreement may also be terminated in the event of a bankruptcy or insolvency event of one of the parties.

          At December 31, 2005, the total amount due to Celera was $5,960,209, of which $2,026,442 is payable within 12 months and the remaining $3,933,767 is classified as long term.

          Cargill Agreement

          On May 9, 2002, we entered into a Joint Development and Marketing Agreement, or the Cargill Agreement, with Excel Corporation (a subsidiary of Cargill) and Cargill, through its Caprock Business unit, or Cargill. Under the terms of the agreement, the parties agreed to jointly develop and commercialize products for the cattle industry intended to be predictive of traits that improve production economics or meet consumer demands for quality, consistency and tenderness. To date, we have received full payment, comprised of a $2,040,000 up-front payment, a $2,260,000 milestone payment with the completion of the SNP validation phase, $5,500,000 with the completion of a two part association study correlating a pattern of SNPs with the desirable traits and the final $400,000 milestone payment after the successful initial validation of the diagnostic traits. The third stage of the collaboration is Cargill’s implementation of the SNP-based predictive diagnostic tools in a beta-test population of commercial cattle, known as the pre-commercial phase. This validation phase consists of a test of between 40,000 and 60,000 animals, which began in late 2005. It is expected to be completed in the latter part of 2006. If the pre-commercial phase is successful, we and Cargill expect to jointly commercialize the technology for use in the cattle industry.

          All information and data resulting from our efforts under the work plan will be the joint intellectual property of the parties. After the term of the Cargill Agreement, the parties may commercialize joint intellectual property subject to certain royalty payments being made to the other party. In accordance with the Cargill Agreement, upon the completion of the beta test, the parties have agreed to negotiate in good faith to enter into a Joint Commercialization Agreement. Among other provisions, we anticipate, based on preliminary discussions with Cargill, that the Joint Commercialization Agreement will provide for the equal division of all profits and losses between the parties and that technologies and products developed thereunder will have a target price equal to approximately 30% of the value added through the use of the predictive diagnostic tools. We believe that we will enter into this Joint Commercialization Agreement in the latter part of 2006, and the duration of this agreement will be no less than five years. The final agreement we reach with Cargill, however, may not be on these terms. For eighteen months beginning in November 2004, Cargill had the exclusive right to use the joint intellectual property on a commercial scale in its feedlots with all samples to be analyzed at our genotyping facility on a fee-for-service basis.

          Monsanto Agreement

          In June 2004, we entered into a Swine Improvement Agreement with Monsanto. Under the collaboration, we are providing Monsanto with an exclusive royalty-bearing license to access our swine GENIUS-Whole Genome System™ which utilizes a map of approximately 600,000 SNPs, and the associated intellectual property. Monsanto will be obligated to pay royalties to us of up to 17.5% of increased revenues from base year revenues calculated for the 12 month period immediately prior to product introduction if the research performed using the database creates new breeds and/or product enhancements. If revenues decrease as compared to the base year revenues, a credit will be calculated to be applied against future royalties. We received $1,000,000 from Monsanto in June 2004 as an exclusive license fee for access to our database. If Monsanto has not created a commercial product using the database within 5 years, the right to access our database shall become non-exclusive.

Growth and Differentiation Factor Technology

          Amended and Restated Collaboration Agreement with Genetics Institute and The Johns Hopkins University

          On January 26, 1999, we entered into an Amended and Restated Collaboration Agreement, or the Collaboration Agreement, with The Johns Hopkins University School of Medicine and Genetics Institute, Inc. (now a division of Wyeth) whereby the parties amended, restated and replaced their 1994 Collaboration Agreement, with respect to the discovery and characterization of GDFs in the TGF- ß superfamily. The Collaboration Agreement provided for a “sponsored research plan” to be conducted by Johns Hopkins and a “collaborative research plan” that included requirements for mutual reporting of findings, to be conducted by us and Wyeth. The Collaboration Agreement also continued and confirmed our exclusive, worldwide, royalty bearing licenses to Myostatin (GDF-8) and certain other GDFs (and Johns Hopkins’ and Wyeth’s patent rights in such factors) and non-exclusive, perpetual royalty-free licenses to Johns Hopkins’ and Wyeth’s know-how relating to such factor patent rights, in each case, for commercialization within the agricultural and veterinary fields. We have also granted an exclusive, worldwide, royalty bearing license to Wyeth with respect to GDF-8 (Myostatin) and certain other GDFs (and Johns Hopkins’ and our patent rights in such factor) and a non-exclusive, perpetual, royalty-free license in our and Johns Hopkins’ know-how relating to such factor patent rights, in each case, for commercialization in the field of human therapeutics. Under this Collaboration Agreement, we have the potential for $10,300,000 in developmental milestone payments as well as royalties on product sales in the event Wyeth successfully commercializes any human applications for Myostatin technology. The milestone payments are triggered as the technology progresses through the regulatory review process and includes; a $500,000 payment which has been received for the filing of an IND, a second payment which is due upon commencement of Phase III clinical trials, a third payment upon acceptance of the NDA (New Drug Application) for regulatory review and lastly a payment upon receipt of regulatory approval. Potential royalties from sales of Myostatin and other human GDFs commercialized by Wyeth range from 0.5% to 6.5%. The royalty rate depends upon certain variables such as the number of GDFs commercialized, and whether the product is covered by a valid claim of patents owned by us, Wyeth or jointly held.

          The Collaboration Agreement provides for the payment of nominal annual licensing and maintenance fees by us to Johns Hopkins. In addition, Johns Hopkins will be entitled to royalties of 3.5% on sales by us and our sublicenses of Johns Hopkins’ licensed products.

          Under the Collaboration Agreement, we owe to Johns Hopkins reasonable efforts in their scientific and business judgment to seek commercialization of each GDF. Licenses granted under the Collaboration Agreement continue in effect until the expiration of the last patent licensed. However, failure to achieve certain payment and performance milestones may cause termination of the licenses granted to us in the Agreement. The Collaboration Agreement had previously been amended twice by the parties — first on January 22, 2002 and again on September 30, 2002 — in each case to extend the term of the sponsored research plan conducted by Johns Hopkins. We have historically renewed the sponsored research agreement on an annual basis and anticipate renewing such agreement again. We are currently in arrears with respect to $755,000 of research funding we agreed to provide to Johns Hopkins. Johns Hopkins does not have the right to terminate the Collaboration Agreement for non-payment.

          As part of our original agreement with Genetics Institute (predecessor to Wyeth), we received a $2,200,000 unsecured loan from Genetics Institute that was due and payable on January 1, 2005 in cash or, at our option if our common stock is then publicly traded, in Common Stock at a per share price equal to the average closing price for the ten trading days ending on the fifth day prior to the maturity date. Genetics Institute had the right, on or before December 31, 2004, to convert the loan into Common Stock at a per share price equal to (1) if publicly traded, 125% of the initial public offering, or IPO, price or (2) if not publicly traded, a price to be negotiated in good faith by Genetics Institute and us. In January 2005, Wyeth and we agreed to extend the repayment period to January 1, 2008, the current note expiration date. Interest will now accrue on the original principal, $2,200,000 plus accrued interest of $988,601 at the prime rate. At its option, Wyeth may offset any amounts due us against our obligation. Wyeth also has the option to convert to equity or call the note upon the closing of an IPO. Failure to repay the Wyeth loan will result in the imposition of a penalty interest rate of two (2) percentage points above the prime rate, and possible action for collection but will not constitute a default under the Collaboration Agreement. Wyeth does not have the right to terminate the Collaboration Agreement for non-repayment of this note.

          The Collaboration Agreement terminates upon the expiration of the last patent to be filed, which currently is November 10, 2025.

          Cross-License Agreement with Wyeth

          On October 14, 2002, we entered into a Cross License Agreement with Wyeth by and through Genetics Institute, or the Cross License, in order to expand the sharing of research information and reagents to include present and future confidential information and reagents with regard to Myostatin and the parties’ existing cross licenses under the Collaboration Agreement. Additionally, under the Cross License, each party received from the other, to the extent not granted under the Collaboration Agreement, an exclusive, worldwide, royalty-bearing license under each respective party’s Myostatin technology and the right to commercialize Myostatin licensed products in the agricultural and veterinary field, with respect to us, and the human therapeutic field, with respect to Wyeth. Upon the expiration of any patent rights licensed under the Cross License, each licensor shall retain a fully-paid, royalty-free, perpetual, irrevocable, non-exclusive license to use the other party’s related know-how.

          The Cross License entitles us to receive a royalty of up to 4.5% of net sales, as defined in the Collaboration Agreement, and an additional 2.0% of net sales upon Wyeth’s use of our technology, as defined in the Cross License, in the event Wyeth is successful in commercializing Myostatin for human therapeutic application. We are obligated to pay Wyeth a maximum royalty of 2% of net sales should we choose to utilize Wyeth technology, as defined in the Cross License, in commercializing Myostatin within the agricultural or veterinary field. The Cross License will terminate upon the expiration of the last exclusive license granted thereunder or earlier in the event of a breach of the terms of the Cross License.

          Chicken Commercial Licensing

          In 2002, we entered into Letters of Intent, Limited License and Option Agreements with two chicken producers for use of Myostatin technology within the United States. Additionally, one of the chicken producers has rights to utilize the Myostatin technology within Mexico. The agreements include an option to license Myostatin technology in chicken on predefined terms upon the successful completion of large-scale trials. For the option to the technology, both chicken production companies have paid us $250,000. License fees to cover development costs are to be paid once a product candidate has been agreed upon by the parties. Additionally, we are to receive a portion of the value added by the technology on a per treated bird basis.

          Turkey Myostatin Joint Venture

          On September 4, 2002, we entered into a joint venture with Willmar, a leading supplier of day-old poults and vaccination equipment to the U.S. and Canadian turkey production industry, and formed the Willmar/MetaMorphix Turkey Joint Venture, LLC, or the Joint Venture, and entered into a related Limited Liability Company Agreement, or the LLC Agreement. The Joint Venture was formed for the purpose of developing and commercializing Myostatin related products in the turkey market using the value added strategy described above. Pursuant to the LLC Agreement, each of Willmar and we have granted to the Joint Venture an exclusive license in its respective Myostatin technology (owned or subsequently owned) for use in the turkey market in North America. The LLC Agreement provides that all costs and profits will be shared 50-50 and targets a price for potential customers in excess of 30% of the value added to their livestock. To date there have been no transactions to account for under this Joint Venture.

Research and Development

          During the six months ended June 30, 2005 and 2006, we spent $2,427,503 and $1,163,617, respectively, on research and development. During the years ended December 31, 2003, 2004 and 2005, we spent $3,674,157, $4,364,421, and $4,311,880, respectively, on research and development. It is anticipated that the majority of the costs associated with development of our genomic predictive diagnostic tools will be funded by proceeds of contracts with our collaborative partners and will be expensed as costs of goods sold.

Patents and Proprietary Rights

          At August 31, 2006, we either own or have licensed to us 35 issued U.S. patents, and 61 issued foreign patents. The majority of these issued domestic and foreign patents relate to our GDF technology. These patents have been exclusively licensed from The Johns Hopkins University for exclusive use in the non-human field. The exclusive use of these patents forms the basis of the development of our GDF technology and is critical to our business. Many of the remaining patents have been internally developed. These patents form the basis for our ability to operate and commercialize the genomic technologies in the livestock and companion animal sectors. Our patents expire at various dates, during the period commencing on March 19, 2013 through November 10, 2025.There are a large number of applications pending in both the U.S. and foreign patent authorities. Patent prosecution and maintenance expense represents one of our significant business expense elements. We are not involved in any patent litigation anywhere in the world. We remain confident that we have adequate patent protection for our key technologies. We also rely on trade secret protection for our confidential and proprietary information. We require each of our employees, consultants and advisors to execute a confidentiality agreement upon the commencement of employment with us. The agreements generally provide that all trade secrets and inventions conceived by the individual and all confidential information developed or made known to the individual during the term of his or her relationship with us shall be our exclusive property and shall be kept confidential and not disclosed to third parties, except in specified circumstances. We have fourteen registered trademarks and four trademarks are currently being prosecuted.

Government Regulation

          Animal Health and Agriculture

          Our research, development, manufacturing, and marketing of our animal health and agricultural product candidates, if any, are, with the exception of our in-house canine and cattle genotyping services and SNP-based, predictive diagnostics, subject to regulatory approval processes administered by the FDA, the United States Department of Agriculture (USDA) and other regulatory agencies in the United States and abroad. We are not currently seeking any product approvals through the FDA, USDA or other applicable regulatory agencies, foreign or domestic, nor are we expecting to do so within the next year.

          The manufacture and sale of animal pharmaceuticals are regulated by the Center for Veterinary Medicine, or CVM, of the FDA. A new animal drug may not be commercially marketed in the U.S. unless it has been approved as safe and effective by CVM. Approval may be requested by filing a New Animal Drug Application, or NADA, with CVM containing substantial evidence as to the safety and effectiveness of the drug. Data regarding manufacturing methods and controls are also required to be submitted with the NADA. Manufacturers of animal drugs must also comply with Good Manufacturing Practices and Good Laboratory Practices. Sales of animal drugs in countries outside the United States require compliance with the laws of those countries, which may be extensive.

          Human Therapeutics

          The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of product candidates.

          The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	Preclinical laboratory and animal tests;

•	Submission to the FDA of an Investigational New Drug, or IND, application which must become effective before clinical trials may begin;

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in intended use; and

•	Submission to the FDA of a New Drug Application that must be approved.

The testing and approval process requires substantial time, effort, and financial resources and we cannot be certain that our collaborators will be granted any approval on a timely basis, if at all.

          Preclinical studies include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess its potential safety and efficacy. The results of the preclinical studies are then submitted, together with manufacturing information and analytical data, to the FDA as part of an IND application, which must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after the FDA acknowledges that the filing is complete, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the preclinical trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Further, an independent Institutional Review Board at each medical center proposing to conduct the clinical trials must review and approve any clinical study.

          Human clinical trials are typically conducted in three sequential phases which may overlap:

•

Phase I: The drug is initially administered into healthy human subjects or subjects with the target condition and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•

Phase II: The drug is administered to a limited subject population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase III: When Phase II evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase III clinical trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded population at geographically dispersed clinical study sites.

          In the case of product candidates for severe or life-threatening diseases such as Muscular Dystrophy, the initial human testing is often conducted in affected subjects rather than in healthy volunteers. Since these subjects already have the target condition, these clinical trials may provide initial evidence of efficacy traditionally obtained in Phase II clinical trials and thus these clinical trials are frequently referred to as Phase Ib clinical trials.

          We cannot be certain that Wyeth will commence or successfully complete Phase III testing of the product candidates within any specific time period, if at all. Furthermore, the FDA or the Institutional Review Boards or the sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk.

          The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a new drug application for approval of the marketing and commercial shipment of the product candidate. The FDA may deny a new drug application if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the new drug application does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

          Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product candidate. Government regulation may delay or prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approval for any of our licensee’s product candidates on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities is not always conclusive and may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business, whereby we would be unable to achieve product line revenues that are critical to our business plan. Marketing product candidates abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

          Any products manufactured or distributed through our license pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current Good Manufacturing Practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that our collaborative partner or their present or future suppliers will be able to comply with the current Good Manufacturing Practices and other FDA regulatory requirements.

          The FDA regulates drug labeling and promotion activities. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. Under the Modernization Act of 1997, the FDA will permit the promotion of a drug for an unapproved use in certain circumstances, but subject to very stringent requirements.

          Companies and their product candidates are also subject to a variety of state laws and regulations in those states or localities where they are or will be marketed. Any applicable state or local regulations may hinder the ability to market our product candidates in those states or localities.

          The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our collaborators potential products. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations which could severely limit our ability to achieve our goals. We cannot predict the likelihood, nature or extent of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad.

          Foreign Regulation and Product Approval

          Outside the United States, the ability to market a product candidate is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product in more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA clearance discussed above. Currently, we are not seeking any product approvals in any foreign countries.

          Other Regulations

          We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Marketing and Sales

          Our principal customer base consists of breeders, producers and processors in the cattle, swine and poultry industries and companion animal breeders and owners principally throughout the United States. We believe that products for cattle and companion animals represent the largest source of near-term future revenues. Consequently, most of our marketing efforts are devoted to these areas. We further seek to focus our marketing efforts or increase our visibility to these groups in a number of ways:

•

Direct Sales. We have a direct field sales force that actively solicits business from both cattle and companion animal breed registries, makes sales presentations on our products and capabilities and initiates contractual sales agreements.

•

In-House Customer Service Center. We maintain a customer service center in our Davis, California facility to answer customer questions related to our cattle and canine products, facilitate the tracking of customer samples that we receive and expedite results back to our customers.

•	Trade Shows and Conferences. Many livestock associations conduct annual conventions, trade shows or conferences which typically include a series of speakers and/or workshops,

and an exhibition area where industry affiliates can promote their products. We attend a number of these shows per year and present as a speaker or panelist on topics related to animal genomic technology and/or promote our technologies.

•

Trade Journals Advertising and Articles. There are numerous publications aimed at the livestock industry, several of which focus on the cattle livestock industry and in which we advertise. Our advertisements target specific customers who are most likely to use our predictive diagnostic products. In addition, we contribute to articles in trade and scientific journals on the use of genomics and predictive diagnostic tools in breeding strategies.

Competition

          The animal genomics industry has experienced consolidation in recent years. Besides us, we believe that our competitors in the animal genomics industry include Bovigen Solutions, LLC, Genus plc (formerly SyGen Intl plc), Illumina, Inc., Genetic Solutions pty LTD., Igenity, Inc. and Viagen, Inc. We believe we are one of the industry leaders due to our exclusive access to whole genome technology and key customer relationships with Cargill and Monsanto, which we believe provide us with research and timing competitive advantages.

          We are aware that other companies have developed, are developing, or have licenses to genomic technologies. Public tools that are broadly available to potential competitors in most major livestock species include partial genome sequences, the use of express sequence tags (ESTs), microsatellites (repeated sequence polymorphisms), and quantitative trait loci (QTLs). Although useful, we believe these tools permit examination of relatively small regions of the genome and comparative gross mapping in contrast to our use of the entire genomic sequence and high-density SNP maps. Public funding has invested significantly in large-scale sequencing efforts and as a result, whole genome sequences and SNP maps for chicken and cattle have recently become publicly available. We expect our field to become more competitive with companies and academic institutions seeking to develop competitive technologies and products as a result of access to these genomic and SNP databases. We believe that even though these whole genome sequences are now publicly available, a great deal of scientific and bioinformatics expertise and infrastructure are still required to identify and validate SNPs and create dense SNP maps that can be used for the identification of predictive diagnostic tools in livestock populations. Although there can be no assurance that other companies will not be successful in developing predictive diagnostic tools, we believe we are well-positioned to make significant progress in all major livestock species and to be the first company to market SNP diagnostics derived from the whole genome that will create significant and lasting value for the livestock industry.

          While we do not believe there is any direct competition to our Myostatin technology, there is competition mainly from producers of “performance enhancers” such as low-level antibiotics and hormone products that stimulate growth.

Customers

          Three customers comprised an aggregate of 50.7% of our total accounts receivable at December 31, 2005, and two customers comprised an aggregate of 56.8% of our total accounts receivable at December 31, 2004. Our customers are primarily associations which purchase our parentage and identification genotyping services. We have not experienced any significant credit losses and do not require collateral on receivables.

          Revenue from one collaborative partner, Cargill, represented 0.0%, 55.2%, and 76.8% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

Employees

          As of June 30, 2006, we had a total of 37 employees: 26 in Davis, California and 11 in Beltsville, Maryland. No employees are represented by labor organizations and there are no collective bargaining agreements. We consider relations with our employees to be good.

Corporate Information

          We were incorporated in Delaware in 1994. Our principal executive office is located at 8000 Virginia Manor Road, Suite 140, Beltsville, Maryland 20705, and our telephone number is (301) 617-9080. Our website address is www.metamorphixinc.com. Information contained on our website does not constitute part of the document.

RISK FACTORS

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER THE FOLLOWING RISK FACTORS AS WILL AS THE OTHER INFORMATION IN THIS FORM 10-SB BEFORE DECIDING TO INVEST IN OUR SHARES OF COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER. IF THIS HAPPENS, YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT.

Risks Related to Our Business

Our recurring losses, negative cash flows from operations, working capital deficiency and significant accumulated deficit raise substantial doubt about our ability to continue as a going concern

          Our history of negative operating results and the fact that our current assets are significantly less than our current liabilities indicate that we may not be able to continue as a going concern, as discussed in Note 1 to the financial statements on page F-8. Our independent registered public accounting firm has included in their report on our consolidated financial statements for 2005 an explanatory paragraph that states our recurring losses and negative cash flows from operations, working capital deficiency and significant accumulated deficit raise substantial doubt about our ability to continue as a going concern.

          In the course of our operations, we have sustained operating losses and negative cash flows from operations and expect such losses to continue in the foreseeable future. We intend to finance our operations primarily through future debt and equity financings and future revenues, although we may not be successful.

We have a history of operating losses and may never achieve profitable operations.

          We were formed in 1994 and to date have been engaged primarily in research and development activities. We generated material revenues from operations for the first time in 2002. We have incurred losses from operations since our inception and we anticipate incurring operating losses at least through 2006 and possibly thereafter. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We may not be able to generate sufficient revenues from operations to achieve or sustain positive cash flow or profitability.

We require additional funding and may be unable to obtain funding on acceptable terms.

          We have incurred negative cash flows since inception and have expended, and expect to continue to expend, substantial funds for working capital to continue our research and development programs and operate our business. At September 26, 2006, we had approximately $1.5 million of cash and cash equivalents. If, in the future, we begin to generate positive cash flow from our operations, we will still need to seek additional financing to continue our research and development activities and fund our business operations. If we are unable to generate adequate revenues, enter into a corporate collaboration, complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our research and development programs. We may not be able to:

▪	find financing on terms acceptable to us, if at all;

▪	receive payments due to us in a timely manner, if at all, pursuant to any collaboration arrangements into which we have entered;

▪	generate revenues that will reach projected levels;

▪	keep a substantial portion of the proceeds from any financing from being used to repay existing debt or other obligations;

▪	keep expenditures from exceeding current expectations; or

▪

incur expenditures for research and development activities, progress of research collaborations, additions to our technologies, changes in or terminations of relationships with strategic partners, changes in the focus, direction or costs of our research and development programs, competitive and technological advances, or other factors below the amount than is presently anticipated.

          Accordingly, we may require additional funds to implement our business plan even if we obtain additional financing to implement our business plan. If adequate funds are not available to us through additional financings, we may be required to:

▪	delay, reduce the scope of, or eliminate, one or more of our research and development programs or forfeit our rights to future technologies;

▪

obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves;

▪	license the rights to products on terms that are unfavorable to us; or

▪	enter into a corporate restructuring, bankruptcy or liquidation proceeding.

We have substantial outstanding indebtedness, including amounts owed to members of current and former management that we may be unable to repay or convert to equity.

          At June 30, 2006, we had approximately $35,671,000 of outstanding indebtedness in the form of short-term and long-term promissory notes. Of such amount, $4,431,000 principal amount is past due and an additional $20,000 is considered short-term debt. We will need to raise additional funds through financings or future revenue to repay our outstanding indebtedness. Any funds that we raise that are applied to repay our outstanding indebtedness will not be available to fund our business. We may be unable to raise the funds necessary to repay our debt and the holders of past due amounts may seek to enforce their rights against us.

          At June 30, 2006, we had $264,000 principal amount of outstanding indebtedness to Edwin C. Quattlebaum, our Chief Executive Officer, President and Co-Chairman of the Board, representing working capital advances he made to us, which indebtedness is evidenced by demand notes bearing interest at the prime rate plus 1% and which provide for repayment at such time as we have sufficient resources. An additional $625,500 principal amount of debt that is evidenced by a substantially similar note is owed to a former director of ours who is currently in bankruptcy (see “Legal Proceedings”). We also have an accrued liability of $1,130,300 for deferred bonus payments (declared and estimated) to our executive officers, which were earned from 1999 through June 30, 2006.

Our failure to file tax returns in a timely manner may subject us to penalties and interest which would impair our financial condition.

          Currently we are delinquent in filing certain federal and state tax returns due to timing and financial constraints. We are working to have those returns filed as soon as possible. While we believe that we will have no income tax liability, we may be subject to penalties and interest which could adversely affect our financial condition.

Our genomic technologies are being developed and products and services from this emergent technology may never be successfully commercialized.

          Our genomic technologies are based on the use of SNP’s for the identification of desirable traits in livestock. We may never be able to develop commercially viable services from this technology. Other than current regular revenues derived from our commercial genotyping operations, any products or services which we may develop may prove to be uneconomical or otherwise commercially unfeasible, such outcomes would severely limit our near-term prospects. The successful development of this technology is subject to the risks of failure generally inherent in the development of any innovative technologies and products derived therefrom. These risks include the possibilities that:

•	third parties hold proprietary rights that preclude us from marketing one or more of its proposed products; or

•	third parties have superior technologies and/or market superior or equivalent products.

If we do not meet objectives under our license agreement with Celera, we will not maintain exclusive rights to the genomic technology.

          Under our license agreement with Celera, we are obligated to make certain payments in order to maintain our exclusive rights under the license agreement to Celera’s cattle, swine and poultry genomic sequencing tools and technology. At June 30, 2006, we were in arrears with respect to $100,000 of quarterly payments to Celera and a royalty obligation of $1,938,800. We may not be able to satisfy the prescribed conditions for maintaining the license. The failure to maintain an exclusive license to the genomic sequencing technology would negatively impact our ability to commercialize any products or services based on this platform technology.

Our Myostatin technology for use in agriculture is being developed and may never be successfully commercialized.

          Our proposed Myostatin technology for agricultural uses is in the early developmental stage and will require time-consuming and costly research and development, testing, and regulatory clearances prior to commercialization. Accordingly, we do not expect to develop any proposed product candidates from these technologies for commercial sale for three to five years, if ever. The successful development of any of these technologies and any subsequent product candidates is subject to the risks of failure generally inherent in the development of any innovative technologies and products derived therefrom. These risks include the possibilities that:

▪	to the extent regulatory clearance is mandated, the proposed products may be found or believed to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;

▪	the technologies or any proposed products derived from the technologies are uneconomical to manufacture or market or do not achieve broad market acceptance;

▪	third parties hold proprietary rights that preclude us from marketing one or more of our proposed product candidates; or

▪	third parties have superior technologies and/or market superior or equivalent products.

          The failure of our research and development activities to result in any commercially viable Myostatin technology or products, or any significant delay in completion of such commercialization, would limit our Growth and Differentiation Factors Technology.

Our success in developing our product candidates depends upon the performance of our licensees and collaborative partners, without which our product lines may never be successfully commercialized.

          Our strategy involves entering into multiple, concurrent strategic alliances with corporate partners to pursue development and commercialization of our two primary technologies. With respect to the genomics technology, our success is dependent upon our ability to enter into an agreement with an additional breeding company for poultry, and commercialization partners for canine and companion animals whereby such partners are obligated to finance the development costs and develop joint commercialization strategies with us. While we are in active negotiations with potential partners in these industries, we may be unable to finalize and enter into these agreements. Our development and commercialization of our Myostatin products in the non-vertically integrated cattle, aquaculture and companion animal industries will depend in part on our ability to enter into a collaborative agreement with one or more animal healthcare companies with the resources to develop, obtain regulatory approvals for and market any of such products. We are dependent upon the expertise and dedication of our outside collaborators to develop and market products. Similarly, we are completely dependent upon Wyeth with respect to the development and commercialization of any human applications of our growth and differentiation factors. Any failure of any one or more of our collaborative partners to develop commercially viable products could cause us to curtail or cease operations.

          Any failure on the part of our licensees or collaborators to perform or satisfy their obligations to us could lead to delays in the development or commercialization of our product candidates and affect our ability to realize product revenues. Disagreements with our licensees or collaborators could require or result in litigation or arbitration, which could be time-consuming and expensive. If we fail to maintain our existing agreements or establish new agreements as necessary, we could be required to undertake development, manufacturing and commercialization activities solely at our own expense. This would significantly increase our capital requirements and may also delay the commercialization of our technologies and services.

Our Myostatin business is subject to government regulation and the costs and uncertainty of the regulatory approval and compliance process.

          Our research, development, manufacturing, and marketing of our animal health and agricultural product candidates are, with the exception of genomic diagnostics and related services, subject to regulatory approval processes administered by the FDA, USDA, and other regulatory agencies in the United States and abroad. The process of obtaining FDA, USDA and other required regulatory approvals for drug and biologic products, including required regulatory trials for animal and human safety, is lengthy, expensive and uncertain. Even after expenditure of significant time and financial and other resources, we may not be able to obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products requiring such approval. If regulatory approvals are not obtained, we will not be able to generate revenues from these types of products. In addition, we or our collaborators may encounter significant delays or excessive costs in our and/or their efforts to secure necessary approvals or licenses. Even if regulatory clearance is obtained, a marketed product is subject to ongoing review, and later discovery of previously unknown defects or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

          The research, development, manufacture and marketing of human therapeutic products are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the United States and other countries. The process of obtaining required regulatory approvals for human drugs is lengthy, expensive and uncertain. In order to obtain the regulatory approvals needed to commercialize any human therapeutic product, it must be demonstrated that the product candidate is safe and effective for use in humans for each target indication. Clinical trials conducted for such purpose are subject to substantial oversight by institutional review boards and the FDA and may be curtailed or terminated at any time for any of the following reasons:

▪	unanticipated, adverse or ambiguous results;

▪	undesirable side effects which delay or extend the trials;

▪	the inability to locate, recruit and qualify a sufficient number of patients for the trials;

▪	regulatory delays or other regulatory actions; or

▪	difficulties in manufacturing sufficient quantities of the particular product candidate or any other components needed for preclinical testing or clinical trials.

          We may not be able to obtain regulatory approval for any human therapeutic product based on our technology. Even if regulatory clearance is obtained, post-market evaluation of a product, if required, could result in restrictions on a product’s marketing or withdrawal of the product from the market as well as possible civil and criminal sanctions.

          We and our collaborative partners may be subject to additional regulation under state and federal laws, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other local, state, federal and foreign regulation. We cannot predict the impact of such regulation on us, although it could seriously impact our business.

          Finally, while our genomic technology is not currently subject to government regulation, regulatory requirements may be imposed in the future, compliance with which could have a negative impact on the commercial or economic viability of these products and services.

Our technologies may not meet with consumer acceptance, which would reduce our future revenues

          Currently, although Myostatin inhibitor technology does not affect DNA and therefore will not modify the genetics of these animals, adverse publicity may nevertheless arise in connection with the use of the technology that we are developing. While there are a number of drug delivery systems available, we have not determined the appropriate system to employ. Our technology or any products derived therefrom may cause controversy comparable to that which arose with the use of hormones and other additives in the milk production industry. Our technology may be viewed with the same distrust. A lack of consumer or industry acceptance would have an adverse impact on our business, financial condition and future prospects.

We face substantial competition and the risk of technological obsolescence.

          The animal health and agricultural industries, and related biotechnology, pharmaceutical, and biopharmaceutical industries are intensely competitive. Competition from other companies and other research and academic institutions may increase. Many of these companies have substantially greater financial and other resources and research and development capabilities than us and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing products. Moreover, the biotechnology, pharmaceutical and biopharmaceutical industries, in the animal health and agricultural areas, are rapidly evolving fields in which developments are expected to continue at a rapid pace. We may not be able to develop products that are more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our agricultural products and technologies less competitive or obsolete.

          With respect to potential human therapeutic products, our collaborative partner will face competition from companies that are developing products for the treatment of the diseases and disorders we have targeted. Our collaborative partner may also compete with universities and other research institutions in the development of products, technologies and processes, as well as the recruitment of highly qualified personnel. These competitors may succeed in developing technologies or products that are more effective than the ones under development by Wyeth or that render its proposed products noncompetitive or obsolete.

We are dependent on a small number of key personnel and consultants the loss of whom could threaten our ability to operate our business successfully.

          As a small company with 37 full-time employees, our success depends on the continuing contributions of our management team and scientific personnel. We are highly dependent on the services of Dr. Edwin C. Quattlebaum, our Co-Chairman, President and Chief Executive Officer, as well as the other principal members of our management and scientific staff. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of such individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

We have limited manufacturing and marketing capability.

          We do not generally expect to engage directly in commercial scale manufacturing or marketing of Myostatin products in the near term, but may elect to do so in certain cases. Apart from the high volume commercial genotyping business acquired from Celera and the near term commercial potential arising for manufacturing in relation to cattle genomic diagnostics, we do not, generally, have the capacity or experience to manufacture products in large quantities or market such products. If we elect to perform these functions, we will be required either to develop these capacities or contract with others to perform some or all of these tasks. We may be dependent to a significant extent on corporate partners, licensees or other entities for manufacturing and marketing of products. If we engage directly in wider manufacturing or marketing, we will require substantial additional funds and personnel and we will also be required to comply with extensive regulations applicable to companies engaged in the production of biotech products. We may not be able to obtain necessary funding or develop or contract for these capacities in a timely manner, on acceptable terms or at all.

If we cannot protect our intellectual property rights, our ability to develop and commercialize our products will be severely limited.

          Our success will depend in part on our and our licensors’ ability to obtain, maintain and enforce patent protection for each party’s technologies, compounds and products, if any, resulting from these technologies. Without protection for the intellectual property we use, other companies could offer substantially identical products for sale without incurring the sizable discovery, development and licensing costs that we have incurred. Our ability to recover these expenditures and realize profits upon the sale of products could be diminished.

          We have patent applications filed and pending in the United States and abroad for our own technologies, and for technologies that we have developed from our in-licensed technologies. The process of obtaining patents can be time consuming and expensive with no certainty of success. Even if we spend the necessary time and money, a patent may not issue or it may insufficiently protect the technology it was intended to protect. We can never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because many U.S. patent applications are confidential until a patent issues, and publications in the scientific or patent literature lag behind actual discoveries. The degree of future protection for our proprietary rights will remain uncertain if our pending patent applications are not approved for any reason or if we are unable to develop additional proprietary technologies that are patentable. Furthermore, third parties may independently develop similar or alternative technologies, duplicate some or all of our technologies, design around our patented technologies or challenge our issued patents or the patents of our licensors.

          In any litigation where our patents or our licensors’ patents are asserted, a court may determine that the patents are invalid or unenforceable. Even if the validity or enforceability of these patents is upheld by a court, a court may not prevent alleged infringement on the grounds that such activity is not covered by the patent claims. Any litigation, whether to enforce our rights to use these patents or to defend against allegations that we infringe third party rights, will be costly, time consuming, and may distract management from other important tasks.

          As is commonplace in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. To the extent our employees are involved in research areas which are similar to those areas in which they were involved at their former employers, we may be subject to claims that such employees and/or we have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims, which could result in substantial costs and be a distraction to management, even if we are successful in defending such claims.

          We also rely in our business on trade secrets, know-how and other proprietary information. We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. Nonetheless, these agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information which may not be resolved in our favor. The risk that other parties may breach confidentiality agreements or that our trade secrets become known or independently discovered by competitors, could adversely affect us by enabling our competitors, who may have greater experience and financial resources to copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies.

Our success also depends on our ability to operate and commercialize products without infringing on the patents or proprietary rights of others.

          Third parties may claim that we or our licensors or suppliers are infringing their patents or are misappropriating their proprietary information. In the event of a successful claim against us or our licensors or suppliers for infringement of the patents or proprietary rights of others, we may be required to:

▪	pay substantial damages;
▪	stop using our technologies;
▪	stop certain research and development efforts;
▪	develop non-infringing products or methods; or
▪	obtain one or more licenses from third parties.

          A license required under any such patents or proprietary rights may not be available to us, or may not be available on acceptable terms. If we or our licensors or suppliers are sued for infringement we could encounter substantial delays in, or be prohibited from developing, manufacturing and commercializing our product candidates.

Risks Related to the Ownership of Our Securities

Our failure to comply with the reporting requirements of the Exchange Act could lead to an enforcement action against us by the Commission or materially delay or prevent us from affecting an initial public offering of our securities or merging with a public company.

          Since December 31, 2004, we have met both the security holder and total asset levels that obligated us to become a publicly reporting company during 2005. This obligation is imposed by the federal securities laws despite the fact that our securities are not publicly traded. In May 2005, we filed a registration statement on Form 10-SB with the SEC. As a public reporting company under Section 12(g) of the Exchange Act, we are required to file annual and quarterly reports with respect to our business and financial condition and current reports with respect to material events. To date, we have been delinquent in our compliance with these requirements. We received a comment letter from the SEC dated June 2, 2005, for which a response was provided in a letter by us dated October 3, 2006. Changes to our original filing as a result of that comment letter are reflected in this Amendment No. 1. The SEC may seek an enforcement action against us which could subject us to civil penalties. Furthermore, our non-compliance to date and any difficulties we experience with becoming compliant may significantly delay, or possibly limit, our ability to affect an initial public offering of our common stock or merge with a publicly-traded company.

There will not be a public market for our common stock which may prevent future investment on which we are dependent.

          It is unlikely that a public market for our common stock will be created until such time, if ever, as we undertake an initial public offering of our securities. Accordingly, investors will not be able to sell their common stock should they desire to do so, or may be able to do so only at lower than desired prices, which may prevent future investment in our common stock.

Our preferred stockholders have control over our actions.

          For so long as our Preferred Stock remains outstanding, the holders of each class of our Preferred Stock have the right to approve the creation of any new class of capital stock (or the modification of the terms of any existing class of capital stock) having rights or preferences that would adversely effect or be detrimental to the holders of each such existing class of Preferred stock. In addition, pursuant to our Shareholders Agreement, dated February 28, 2002, we may not sell or dispose of all or substantially all of our assets or consummate certain mergers or take certain other material actions without the approval of New Frontiers Capital, LLC, our largest holder of Series E Convertible Preferred Stock. In addition, certain holders of our Series E Convertible Preferred Stock and holders of our 10% Secured Convertible Promissory Notes have pre-emptive rights, which entitle such holders to acquire up to their pro rata share of new equity securities offered by the Company. These approval rights and pre-emptive rights could inhibit our ability to raise additional capital or undertake transactions that our board of directors may deem to be in the best interests of our stockholders. In addition to the foregoing, the holders of our Series E Convertible Preferred Stock currently have 26.3% voting control.

The requirements of complying with the Sarbanes-Oxley Act may strain our resources and distract management

          We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Historically, as a private company, we maintained a small accounting staff, but in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant additional resources and management oversight will be required. This effort may divert management’s attention from other business concerns, which could have a negative effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial persons with appropriate public company experience and technical accounting knowledge, and we may be unable to do so in a timely fashion.

ITEM 2. DESCRIPTION OF PROPERTY

          We conduct our principal operations at leased facilities described below. We believe that our existing facilities are suitable for their use and will be adequate to meet our needs for the foreseeable future. We also believe that any additional space needed in the future will be available at commercially reasonable rates.

Entity Name; Location	Use	Square Feet Leased	2005 Annual Base Rent Amounts	Term of Lease

MetaMorphix, Inc. 8000 Virginia Manor Road Suite 140 Beltsville, MD 20705	Corp. Headquarters, Growth Differentiation Factors, Research & Development	30,380	$333,486	Lease expires April 30, 2012.

MMI Genomics, Inc. 1756 Picasso Avenue Davis, CA 95616	Genomics Research and Operations	12,104	$265,878	Lease expires May 31, 2007.

ITEM 3. LEGAL PROCEEDINGS

          Regions Bank, a secured, $5 million lender of Samuel R. Dunlap, Jr., a former Director who is in bankruptcy, has sued us for payment of an August 1, 2001 $731,000 Promissory Note made by us to Mr. Dunlap. The amount that is owed is in dispute (due to offsets made prior to the bankruptcy at Mr. Dunlap’s direction) and we contend that the conditions precedent to the maturity of the loan have not occurred. We also note that our December 31, 2005 financial statements reflect principal and interest of

$625,498 being owed as of such date. Regions Bank has also claimed that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We dispute this claim.

          In addition, during 2005, we settled and dismissed four lawsuits for a total cost of $105,640. There are no such cases presently pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          Listing.

          Our shares of common stock are not listed on any stock market or exchange.

          Market Information.

          As of June 30, 2006, we have warrants outstanding to purchase 9,980,173 shares of our common stock, options outstanding to purchase 9,272,500 shares of our common stock, and convertible notes which may be converted into 7,864,749 shares of our common stock.

          Any person who may be deemed an affiliate of ours (as the term “affiliate” is defined in the Exchange Act of 1934) may be eligible to sell their shares pursuant to the provisions of Rule 144 promulgated under the Securities Act of 1933. Generally, Rule 144 provides that a person or persons who acquired stock in a non-public transaction and has owned the stock for more than one year prior to the proposed sale may sell within a three month period no more than one per cent of the then issued and outstanding shares of common stock or the average weekly reported trading volume on all national securities exchange and through NASDAQ during the four calendar weeks preceding the proposed sale. At August 31, 2006, 20,365,540 out of 20,883,149 shares of our common stock were held by investors who have owned the shares for more than one year. Any shares sold pursuant to Rule 144 may adversely affect the market price of our common stock. Sales under Rule 144 may adversely affect the market price for our shares in any market that may exist.

          Holders of Record.

          As of June 30, 2006, 20,883,149 shares of common stock were issued and outstanding and held by approximately 550 holders of record.

          Dividends.

          We have not declared any dividends on our common stock to date, and we do not intend to declare dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business.

          The terms of our 12.5% Convertible Secured Promissory Notes restrict us from declaring or paying dividends, except as set forth in the respective certificate of designation. No other current debt agreement has a restriction on dividends.

          Equity Compensation Plan Information.

          The following table provides information as of December 31, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options/warrants	Weighted-average exercise price of outstanding options/warrants	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	6,379,862	$3.72	1,620,138
Equity compensation plans not approved by security holders (1)(2)	2,968,573	3.60	81,427

Total	9,348,435	$3.68	1,701,565

(1)	Please see “Item 6 Executive Compensation – Employees Stock Option Plans” for a description of the material features of each of our plans.

(2)	This represents the Non-Qualified Plan, which is not required to be approved by security holders.

          Our common stock is not currently traded on a public market.

          The following sets forth information regarding sales of our unregistered securities during the last fiscal quarter:

          In December 2005 through June 2006, we issued an aggregate of $9,531,763 principal amount of 10.0% Secured Convertible Promissory Notes and warrants to purchase 1,825,700 shares of common stock to a group of accredited investors in a private placement for aggregate consideration of $9,436,384. We incurred issue costs of $83,777 relating to warrants to purchase 149,458 shares of our common stock which were issued in connection with this offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in this Form 10-KSB. This discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and other factors, including, but not limited to, those discussed under “Risk Factors” and elsewhere in this Form 10-KSB, that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See “Forward-Looking Statements.”

Overview

          We are a life science Company. We use our two fundamental proprietary technologies—animal genomics and GDF’s to discover, develop and commercialize products we believe will increase livestock quality and production efficiency, improve companion animal health and potentially treat human muscle degenerative diseases and metabolic disorders.

          We commenced operations on September 2, 1994. Our corporate headquarters in Beltsville, Maryland (administrative segment) is also the primary location for our GDF research and development effort. MMI Genomics Inc., in Davis, California, our wholly owned subsidiary, which we acquired from Celera in February 2002, is the primary location responsible for our ongoing genotyping business and genomic research activities.

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

          We have established several relationships through which we expect to commercialize our animal genomics technology. We have exclusive development and marketing agreements with Cargill Incorporated, or Cargill, the world’s second largest beef processor and feedlot operator, and the Monsanto Company, or Monsanto, the world’s second largest swine breeder. We describe these agreements in more detail under “Licenses, Acquisitions, and Collaborative Agreements.” We also have agreements to provide DNA testing services for the American Kennel Club, the world’s largest canine registry, United Kennel Club, American Angus Association, the world’s largest beef cattle registry, Red Angus Association, American Limousin Association, and American Bucking Bull Association. We generate operating revenues from various genotyping services for the clients noted above.

          Our strategy is to develop revenue from the genomics near term opportunities, particularly the livestock, trait identification tool, breeding identification tool and canine breed specific tool. In the medium term we expect to generate additional revenue from our swine breeding tools and in the long-term from our GDF technology. With regard to our GDF technology, the Company’s strategy has remained to license out our technology to large pharmaceuticals, which have both the financial resources and research experience to develop these products in a timely and cost effective manner.

          The Company believes that to be financially sound and successful, in addition to having short, medium and long revenue objectives, we must be able to generate revenues from various activities for purposes of risk diversification.

          We have also derived revenues from upfront and milestone payments from our corporate partners, including Cargill, Wyeth and Monsanto.

          We analyze our business and operations in terms of three business segments—GDFs (Beltsville, MD), Livestock Genomics (Davis, CA.) and Immunopharmaceuticals. All segments are dedicated to discovering and commercializing multiple technology platforms to improve the food supply and human health. In September 2005, we made the decision to consolidate the research efforts of our Immunopharmaceutical segment into the GDF segment in order to maximize efficiency, and our facility in Canada was closed. In connection with this closure, we accrued approximately $267,000 at September 30, 2005 in severance benefits for the 11 employees who were involuntarily terminated. This amount remains unpaid at June 30, 2006.

Critical Accounting Policies

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

          Revenue Recognition

          Our revenue recognition policies are in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition. We have license and development agreements with several pharmaceutical, biotechnology, and food production companies. The agreements typically include nonrefundable license fees paid to us, funding of research and development by the counterparty, payments to us based upon achievement of certain milestones and royalties on net product sales. Revenues, including nonrefundable license fees, are recognized when we have a contractual right to receive such payments, provided a contractual arrangement exists, the contract price is fixed and determinable, the collection of the resulting receivable is reasonably assured, and we have no further performance obligations under the arrangement.

          When we have performance obligations under an arrangement, revenue recognition is deferred until the obligations are fulfilled. Where our level-of-effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The straight-line basis is used when performance corresponds to the passage of time, such as exclusivity rights. Where our level-of-effort is not relatively constant over the performance period, we recognize revenue on a systematic basis based on when effort is expended. The systematic basis includes cost based estimates to establish level-of-effort progress.

          Research and development revenues and other revenues from milestone payments are deferred until achievement of the related milestone; provided we have no continuing performance obligations and the milestone payment is reasonable in relation to the effort expended or the risk associated with its achievement. Typical terms of these agreements with collaborative partners include work plans to jointly develop and commercialize products. Achievement of steps within the work plan triggers milestone payments. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations.

          We defer upfront payments received until such a time as they are earned as the products and/or services are delivered and/or performed over the term of the arrangement. The revenue is then recognized systematically over the periods that the fees are earned. In June 2004, we entered into a Swine Improvement Agreement with Monsanto Company, which gives Monsanto an exclusive royalty-based license to use our porcine genetic database, which consists of over 600,000 SNPs, and the associated intellectual property. We will provide consulting and support in the use of its database resource. Monsanto will be obligated to pay royalties to us if the research performed using the database creates product enhancements which generate increased revenues. We received $1,000,000 from Monsanto in June 2004 as an access fee for the database. We recorded deferred revenue upon receipt of the payment, and are amortizing the fee on a straight-line basis over the license exclusivity period of 5 years. We recognized revenue of $200,004 and $116,669 for the years ended December 31, 2005 and 2004, respectively, and the remainder as recorded as deferred revenue at December 31, 2005.

          In 2002, we entered into Letters of Intent and Limited License and Option Agreements with two chicken producers for use of Myostatin technology within the United States. Additionally, one of the chicken producers has rights to utilize the Myostatin technology within Mexico. The Agreements include an option to license Myostatin technology in chicken on predefined terms upon the successful completion of large-scale trials. For the option to the technology, both chicken production companies have paid us $250,000. License fees to cover development costs are to be paid once a product candidate has been developed and tested by the parties. Additionally, we are to receive a portion of the value added by the technology on a per treated bird basis. The $500,000 in up-front fees was deferred upon receipt, and to date, has not been earned by us since the product has yet to be delivered. The fees were recorded as deferred revenue at December 31, 2005 and June 30, 2006.

          We currently provide parentage and genotyping services. These services are provided to the livestock and companion animal industries and are performed by using a DNA-based test on samples provided. We recognize revenue for genotyping services at the time the services are provided on a test by test basis and no additional performance is required by us. The revenue is then considered realized and earned. Amounts received prior to being earned are recorded as deferred revenue until earned.

Impairment of Long-Lived Assets

          We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. The calculation of future net cash flows involves estimates and assumptions which could be impacted by changes in the economic climate, product acceptance, or changes in costs. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

Stock-Based Compensation

          In 2003, we elected to adopt the fair value based method of accounting for employee stock options as set forth in Statement of Financial Accounting Standard, or SFAS, No. 123, Accounting for Stock-Based Compensation, using the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under the fair value based method of accounting, compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

          Effective January 1, 2004, we adopted SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) which, among other things, requires nonpublic entities to use a calculated value, similar to the fair value based method of accounting set forth in SFAS No. 123. The adoption of SFAS No. 123(R) did not have a material impact on our results of operations or financial position.

          We also follow guidance as prescribed in Emerging Issues Task Force Abstract, or EITF, No. 96-18, Accounting for equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

          The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the weighted average assumptions in accordance with SFAS No. 123(R). Expected volatility is based on the average historical volatilities on the stock of similar companies in the agricultural and biotech industries that are publicly traded. The average historical volatilities were calculated using the time period corresponding to the vesting period. The Company uses historical data to estimate a weighted-average percentage of forfeitures within the valuation model. The expected term of options granted represents the period of time the options granted are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities in effect at the time of the grant and for instruments with a life equal to the vesting period of the grant.

          Management, with the assistance from a valuation specialist, determined the fair value of our common stock for each quarter during the period January 1, 2005 through March 31, 2006. The analyses were performed retrospectively and not contemporaneously, because during this period, our efforts were focused on product development and filing our initial 10-SB filing. As a result, our financial and managerial resources were limited. The valuation analyses considered the guidance set forth in the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Guide”). Accordingly, the valuation allocates the value of the business enterprise among our classes of stock with consideration given to the methodologies prescribed in the Guide.

          Determining the fair value of our stock requires making complex and subjective judgments. The valuation of the business enterprise is based on a discounted future cash flow approach that uses management’s estimates of revenue, anticipated growth rates, and estimated costs. The estimates are consistent with the plans and estimates being used to manage the business. There is inherent uncertainty in making these estimates. The risks associated with achieving the forecasts were assessed in the selection of the appropriate discount rates, as well as probability weighting certain revenue based on the likelihood of achieving specific milestones. If different discount rates and probabilities had been used, the valuations would have been different.

          The enterprise value was then allocated to preferred and common shares. The allocation of value to the preferred stock was based on treating the preferred shares as if they were converted to common stock. Therefore, the value of the preferred stock was estimated as the fully diluted per share value of equity as if all preferred shares were converted to common shares. A discount for lack of marketability was applied to the portion of business enterprise allocated to the common stock. The discount was based on specific characteristics of the underlying stock. Had a different methodology used to allocate the business enterprise value or a different discount for lack of marketability been used, the allocations between preferred and common shares and the resulting value of common stock would have been different.

          The results of the analyses indicated a fair value of $3.15 at March 31, 2005, $3.00 at June 30, 2005, $2.95 at September 30, 2005, $3.20 at December 31, 2005, and $3.15 at March 31, 2006. These fair value amounts were used in our Black-Scholes option pricing calculations in order to determine the proper stock option and warrant accounting.

          Summary of Contractual Obligations

          The following table summarizes our contractual obligations as of December 31, 2005:

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations – includes short-term and long-term promissory notes, gross of debt discount	$29,450,022	$4,073,502	$—	$25,376,520	$—
Employment related obligations (1)	198,569	42,390	84,780	46,635	24,764
Interest obligations – on promissory notes	5,221,743	5,221,743	—	—	—
Capital lease obligations – for equipment	2,284,145	1,095,813	—	1,188,332	—
Operating lease obligations – property and other leases	3,670,332	964,261	1,017,053	993,017	696,001
Celera purchase obligations – minimum royalties due	5,960,209	2,026,442	547,772	614,361	2,771,634

Total	$46,785,020	$13,424,151	$1,649,605	$28,218,865	$3,492,399

(1) Employment related obligations consist of employment contracts of $1,009,000 (agreements with four employees, including three executives and one scientist, which require payments by the Company totaling approximately $1,009,000 annually based on their current salaries), accrued bonuses of $3,526,183, and accrued severance of $686,560.

Results of Operations

          The following is a summary of our operating results for the three years ended December 31:

	2005	2004	2003

Revenue
Parentage and identification genotyping service revenue	$2,225,040	$1,860,835	$1,580,640
Genomic research project milestone revenue	—	3,150,000	5,690,000
Growth differentiation research project milestone revenue	—	500,000	—
License fee revenue	200,004	116,669	—
Other genomic service revenue	91,020	77,292	136,103

Total Revenue	$2,516,064	$5,704,796	$7,406,743
Cost of revenue	(1,552,312)	(5,306,663)	(4,334,625)
Research and development expense	(4,311,880)	(4,364,421)	(3,674,157)
General and administrative expense	(10,041,448)	(10,698,706)	(8,431,135)
Depreciation and amortization expense	(2,432,992)	(12,991,210)	(12,954,432)
Interest expense and accretion of debt discount	(5,384,033)	(18,984,610)	(5,182,107)
Debt conversion expense	(93,696)	(3,281,462)	(1,276,038)
Debt issue costs	(2,119,070)	(2,297,702)	(5,808,701)
Other income (loss)	(192,457)	36,516	19,302

Net loss	$(23,611,824)	$(52,183,462)	$(34,235,150)

          Comparison of the Years Ended December 31, 2005 and 2004

          Revenue. Our revenue for the year ended December 31, 2005 was $2,516,064, which was a decrease of $3,188,732, or 55.9%, from the $5,704,796 during the same period of 2004, primarily due to the difference in genomic research project milestone revenue. In 2004, we earned $3,150,000 in milestone revenue relating to the Cargill collaborative research project. Revenue from our parentage and identification genotyping services increased $364,205, or 19.6%, in 2005 from 2004 due to the increased volume of tests services performed.

          We expect revenue from the livestock genomics business to increase during the next two years as a result of the commercialization of the technologies currently under collaborative research projects. However, there is no guarantee such increase will ever take place and investors are cautioned against placing undue certainty on our projections.

          Cost of Revenues. Cost of revenues for the year ended December 31, 2005 were $1,552,312, a $3,754,351, or 70.7% decrease from the $5,306,663 for 2004. This decrease was primarily related to level of personnel costs and consumables used in 2004 to support the Cargill collaborative research project, which ended in 2004. The personnel costs and consumables in 2004 were used to complete the project steps, which triggered milestone revenue recognition throughout the year.

          Research and Development. Research and development costs were $4,311,880 for the year ended December 31, 2005 compared to $4,364,421 for 2004. This $52,541, or 1.2%, increase was primarily due to additional personnel costs (representing those employees who had previously worked on the Cargill project and were classified as cost of revenue) and severance accruals for MetaMorphix and MetaMorphix Canada R&D employees, partially offset by lower stock compensation expenses for employees, lower contractual analytic services, and lower patent legal fees.

          General and Administrative. General and administrative costs were $10,041,448 for the year ended December 31, 2005 compared to $10,698,706 for 2004. This $657,258, or 6.1%, decrease was primarily due to a decrease in employee related expenses of approximately $78,000, a decrease in professional and consulting fees of approximately $751,000, partially offset by an increase of allocated expenses (e.g. rents, utilities, and insurance) attributable to general and administrative expenses of approximately $555,000.

          Depreciation and Amortization. Depreciation and amortization decreased $10,558,218, or 81.3%, to $2,432,992 for the year ended December 31, 2005 from $12,991,210 for 2004 primarily due to the completion of the intangible asset amortization in February 2005. The intangible assets were related to the intellectual property associated with the Celera genomics acquisition in February 2002. The amortization expense relating to this intangible asset was approximately $3.2 million per quarter.

          Interest Expense. Interest expense and accretion of debt discount decreased $13,600,577 to $5,384,033 for the year ended December 31, 2005 from $18,984,610 for 2004. This 71.6% decrease was primarily due to the decrease in the number and value of penalty warrants issued as well as the value of contingently adjustable terms on warrants related to the 12.5% Convertible Secured Promissory Notes. The penalty warrants issued in the second quarter of 2004 primarily related to the Series C, D, and E bridge loans.

          Debt Conversion Expense. Debt conversion expense was $93,696 for the year ended December 31, 2005 compared to $3,281,462 for 2004. This $3,187,766, or 97.1%, decrease relates to the volume of conversion that took place during the periods. In the first quarter of 2005, holders of our 8% Secured Convertible Promissory Notes and our 10.9% Secured Convertible Promissory Notes converted $143,992 of principal and interest into shares of our Series G Convertible Preferred Stock and warrants to purchase shares of our common stock. In the same period of 2004, holders of our 8% Secured Convertible Promissory Notes and our 10.9% Secured Convertible Promissory Notes converted $3,805,539 of principal and interest into shares of our Series F Convertible Preferred Stock and warrants to purchase shares of our common stock. The expense represents the fair value of the securities and warrants issued in excess of the fair value of securities issuable pursuant to the original conversion terms of those notes.

          Debt Issue Costs. Debt issue costs decreased $178,632, or 7.8%, to $2,119,070 for the year ended December 31, 2005 from $2,297,702 for the same period of 2004. This decrease is due to debt issue costs relating to short term debt in 2004, which consisted of bridge conversions and a rights offering, offset by a full year’s worth of deferred debt issue cost amortization in 2005.

          Other Expense. Other expense was $192,457 for the year ended December 31, 2005 as compared to other income of $36,516 for 2004. This change was primarily due to the loss recorded on the disposal of assets from MetaMorphix Canada, Inc.

          Net Loss. Net loss decreased $28,571,638, or 54.8%, for the year ended December 31, 2005 from the year ended December 31, 2004, due to a combination of the factors described above.

          Comparison of the Years Ended December 31, 2004 and 2003

          Revenue. Our revenue for the year ended December 31, 2004 decreased $1,701,947, or 23.0%, from 2003 primarily due to the difference in milestone payments under genomic research collaborative projects. In 2003, we earned $1,580,640 in parentage and identification genotyping services revenue, $5,690,000 in research project milestones and $136,103 in other genomic related revenue. In 2004, we earned $1,860,835 in parentage and identification genotyping services revenue, $3,150,000 in genomic research project milestones, $193,961 in other genomic related and license fee revenue, and $500,000 in human biopharmaceutical growth differentiation factors research project milestones. The increase in parentage and identification genotyping services revenue in 2004 was primarily due to a continuing increase in sample volume from our cattle breed association customers. The genomics research revenue in 2004 was almost entirely from the successful completion of milestones in the Cargill project. In comparison to those of 2003, the decrease of $2.5 million reflected the less intensive work requirements required to meet the milestones as the Cargill Project neared completion. The revenue from human biopharmaceutical growth differentiation factors was entirely from Wyeth reaching a certain milestone as outlined in our licensing agreement.

          We expect revenue from the livestock genomics business to increase during the next two years as a result of the commercialization of the technologies currently under collaborative research projects. However, there is no guarantee such increase will ever take place and investors are cautioned against placing undue certainty on our projections.

          Cost of Revenues. Cost of revenues increased approximately $972,000 from 2003 to 2004 due to the $1,000,000 payment we were obligated to make to Celera after we secured an agreement involving porcine elements of the license rights we acquired from Celera in 2002. This payment was triggered when we executed a swine improvement agreement with Monsanto in June 2004. This agreement gives Monsanto an exclusive license to use our porcine genetic database in exchange for future royalty payments.

          Research and Development. Research and development costs increased $690,264, or 18.8%, for the year ended December 31, 2004 as compared to the same period in 2003. The increase is primarily related to increased patent costs for new patent filings and maintenance of pending and existing patents of approximately $300,000. Also contributing to the higher cost was the value of stock options given to employees in our research departments; which resulted in an increase of approximately $163,000. Fees and consumables also increased relating to the timing and nature of the different stages of research and development efforts.

          General and Administrative. General and administrative costs increased $2,267,571, or 26.9%, in 2004 compared to 2003. This increase was primarily due to the increase in our administrative infrastructure, with employment-related expenses increasing approximately $982,000. Employment related expenses include salaries, benefits, training, recruiting and stock option grants. General and administrative costs also increased due to our strategic growth plans that included consulting services and professional fees of approximately $873,000. With the increased cost of compliance and the build out of our accounting staff, we expect our costs to increase over time.

          Interest Expense. Interest expense and accretion of debt discount increased $13,802,503 in 2004 compared to 2003 due to an increase in our interest expense of approximately $881,000 associated with outstanding debt, the increase in the amortization of our debt discount of $1,597,000, the increase in the calculated value of penalty warrants issued of $4,939,000 (penalty warrants were granted under the terms of some of our agreements when we failed to meet certain specified criteria), and the increase in the value of contractual adjustments to warrants of $7,685,000, offset by the lack of warrants issued with short-term debt, valued at $1,230,000 in 2003. The debt discount arose because a portion of the debt proceeds were allocated to the warrants which were granted with the 12.5% Convertible Secured Promissory Notes.

          Debt Conversion Expense. Debt conversion expense was recorded in 2004 in the amount of $3,281,462, relating to short-term notes which were converted to Series F Convertible Preferred Stock with warrants attached. The expense represents the fair value of the securities and warrants issued in excess of the fair value of securities issuable pursuant to the original conversion terms.

          Debt Issue Costs. Debt issue costs decreased $3,510,999 in 2004 from 2003, which was primarily related to a decrease in commissions paid of $2,625,000, a decrease in the value of warrants granted for advisory services of $2,020,000, offset by an increase in the amortization of deferred debt issue costs of approximately $1,134,000.

          Net Loss. Net loss increased $17,948,312, or 52.4%, for the year ended December 31, 2004 from the year ended December 31, 2003, due to a combination of the factors described above.

Description of Our Revenues, Costs and Expenses

          Revenues

          Revenues consist of fees for our parentage and identification genotyping services and upfront and milestone payments from our collaborative partners and licensees. We have deferred revenue recognition for upfront and milestone payments where we have future performance obligations.

          Research and Development Expenses

          Research and development expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, costs of facilities and the legal costs of pursuing patent protection of our intellectual property. Research and development costs also include stock-based compensation expense and collaborative agreements requiring us to pay periodic license fees, research payments, additional payments, royalty fees, and milestone payments. We expense research and development costs as incurred. We expect our research and development expenses to increase as we continue to develop our product candidates. From inception through June 30, 2006, we expensed an aggregate of $32.6 million, including stock-based compensation expenses of $3.2 million, on research and development.

          General and Administrative Expenses

          General and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, sales and marketing, business development, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. We expect that our general and administrative expenses will increase as we add personnel and become subject to the reporting obligations applicable to public companies. From inception through June 30, 2006, we expensed an aggregate of $53.2 million, including stock-based compensation expenses of $16.2 million, on general and administrative expenses.

          Share-Based Payments

          In 2003, we elected to adopt the fair value based method of accounting for employee stock options as set forth in Statement of Financial Accounting Standard, or SFAS, No. 123, Accounting for Stock-Based Compensation, using the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under the fair value based method of accounting, compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

          Effective January 1, 2004, we adopted SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) which, among other things, requires nonpublic entities to use a calculated value, similar to the fair value based method of accounting set forth in SFAS No. 123. The adoption of SFAS No. 123(R) did not have a material impact on our results of operations or financial position.

          We utilize the Black-Scholes option pricing valuation model to calculate the value of share-based payments in accordance with SFAS No. 123(R), or calculated value.

          Compensation expense for options granted to employees amounted to $906,276 and $1,299,415 for the six months ended June 30, 2006 and 2005, respectively, and $2,435,631, $2,241,091, and $1,269,684 for the years ended December 31, 2005, 2004, and 2003, respectively. Compensation expense for options granted to employees are classified between research and development and general and administrative expense based on employee job function.

          Compensation expense for options granted to non-employees amounted to $341,233 and $583,368 for the six months ended June 30, 2006 and 2005, respectively, and $951,734, $1,119,224 and $1,750,457 for the years ended December 31, 2005, 2004, and 2003, respectively.

Beneficial Conversion Feature

          The 12.5% Convertible Secured Promissory Notes issued in 2004 and 2003, the shares of Series F Convertible Preferred Stock issued in 2004 from the rights offering, and the shares of Series G Convertible Preferred Stock issued in 2004 all contained embedded beneficial conversion features as defined in No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. The calculated value associated with the beneficial conversion feature was $71,932 for the Series F Convertible Preferred Stock and $1,042,198 for the Series G Convertible Preferred Stock. We immediately recognized the beneficial conversion feature of the preferred shares as a deemed dividend in 2004.

          For the 12.5% Convertible Secured Promissory Notes, the value of this beneficial conversion feature was calculated to be $2,136,848 and $1,830,143 relating to the notes issued in 2004 and 2003, respectively. Allocating debt issuance proceeds to the beneficial conversion feature resulted in the debt being recorded at a discount which will be amortized to interest expense over the life of the debt.

          The 10.0% Secured Convertible Promissory Notes and the shares of Series G Convertible Preferred Stock issued in 2005 did not contain embedded beneficial conversion features.

Liquidity and Capital Resources

          Since inception, we have financed cash flow requirements through the issuance of common and preferred stock for cash and services and the issuance of long- and short-term notes. Often, we issue warrants together with such securities. We are currently experiencing substantial cash flow difficulties and we anticipate that we will continue to experience cash flow difficulties for an indefinite period. As a result, we have no plans to make any material capital expenditures. At June 30, 2006 and December 31, 2005, we had a working capital deficit of $25,243,494 and $24,767,525, respectively, which deficit has since increased. At September 26, 2006, we had approximately $1.5 million of cash and cash equivalents on hand. With this level of cash, we are unable to satisfy our current and expected cash requirements, including vendor charges, fixed operating costs, and payroll related obligations for the remainder of 2006.

          In order to meet our cash requirements, we will have to raise additional financing. The sale of additional debt, if we are successful in raising funds, would, among other things, continue to adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity securities would, among other things, result in additional dilution to our stockholders. Due to the risks involved to investors, we have historically been forced to offer return rates higher than market rates to attract financing.

Discussion of Cash Flows

          The following table summarizes our primary sources and uses of cash for the years ended December 31:

	2005	2004	2003

Net cash provided by (used in):

Operating activities	$(5,280,884)	$(12,404,945)	$(9,304,489)

Investing activities	(49,050)	(276,039)	(7,692)

Financing activities	6,225,395	13,122,750	9,386,097

Effect of exchange rate differences on cash and cash equivalents	(21,209)	(17,025)	345

Net increase in cash and cash equivalents	$874,252	$424,741	$74,261

Operating Activities. Net cash used in operating activities was $5.3 million in 2005 compared to $12.4 million in 2004. This decrease was primarily due to a $28.6 million decrease in net loss and a $5.3 million increase in accounts payable and accrued expenses, partially offset by a $10.5 million decrease in depreciation and amortization, and a $14.4 million decrease in share-based payment expense.

Net cash used in operating activities was $12.4 million in 2004 compared to $9.3 million in 2003. This increase was primarily due to a $17.9 million increase in net loss, partially offset by higher share-based payment expense of $9.7 million, higher accretion of debt discount and amortization of deferred debt issue costs of $2.3 million, and higher debt conversion expense of $2.0 million.

Investing Activities. Net cash used in investing activities was $49,050 in 2005, $276,039 in 2004, and $7,692 in 2003. The changes in net cash used in investing activities primarily relate to the timing and level of our purchases of property and equipment.

Financing Activities. Net cash provided by financing activities totaled $6.2 million in 2005 compared to $13.1 million in 2004. This decrease was primarily due to lower proceeds from stock offerings of $10.7 million, partially offset by a decrease in note repayments of $3.1 million and lower debt issue costs of $1.0 million.

Net cash provided by financing activities totaled $13.1 million in 2004 compared to $9.4 million in 2003. This increase was primarily due to higher proceeds from stock issuances of $11.2 million and a decrease in principal payments on notes of $2.3 million, partially offset by a decrease in proceeds from debt issuance of $9.8 million. Through the course of our financing activities, we have incurred debt issuance costs in the form of commissions and warrants issued to financial advisors. At December 31, 2005, we have a total of $5,396,050 of deferred debt issue costs which are to be amortized as expense over the life of the related debt.

Penalty Warrants

          We have issued warrants to purchase common stock to note holders at times when we were unable to repay the notes at their contractual maturity, and when certain corporate goals have not been met (e.g., completing an initial public offering of our stock within a certain timeframe). While issuing warrants does not require a cash commitment, it has resulted in dilution to our stockholders.

          During the year ended December 31, 2004, the Company also issued penalty warrants to purchase 3,325,000 shares of common stock with an initial exercise price of $6.00. Penalty warrants were granted because the Series C, D, and E Bridge Loans were not repaid in full by the due date. These warrants had a calculated value of $2,262,531 which was recorded as interest expense in 2004. The exercise price of the penalty warrants was adjusted to $4.00 in 2004 due to the triggering of a contingently adjustable exercise price clause in the warrant document. The calculated value of this adjustment was $1,777,950, which was recorded as interest expense in 2004.

          In the year ended December 31, 2004, the Company issued penalty warrants to purchase 296,000 shares of common stock with an initial exercise price of $4.00 and $6.00. The penalty warrants had a calculated value of $264,193 which was recorded as interest expense in 2004. The exercise price of the $6.00 warrants was subsequently adjusted down to $4.00 due to a contingently adjustable exercise price clause in the warrant document. The calculated value of the exercise price adjustment was $88,764, which was recorded as interest expense in 2003. In 2005, the Company issued penalty warrants to purchase 40,000 shares of common stock with an exercise price of $4.00. The penalty warrants had a calculated value of $18,032 which was recorded as interest expense in 2005. These penalty warrants were issued due to the past-due balances on the loans and expire in 2014.

          The Company issued penalty warrants, each with an exercise price of $8.00 per share, to purchase 1,614,582 shares of common stock as of December 31, 2004. These warrants expire in 2014, were valued at $655,443 and were expensed as interest expense in 2004. In 2005, the Company issued additional penalty warrants, each with an exercise price of $8.00 per share, to purchase 1,461,346 shares of common stock. These warrants were valued at $205,692 and were expensed as interest expense in 2005. Based on the warrant exchange discussed in Note 14 to the consolidated financial statements, the warrant exchange completed by the Company in 2005 served to amend the terms of the original note agreement. The amendment was to eliminate the obligation to issue penalty warrants into the future.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

          Our consolidated financial statements, including the notes thereto, together with the report of Deloitte & Touche LLP, independent registered public accounting firm, thereon are presented as a separate section of this Form 10-KSB, and the following are attached hereto beginning on Page F-1, which follows page 59:

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets at December 31, 2005 and 2004	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2004, and 2003	F-6

Notes to Consolidated Financial Statements	F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          We have had no disagreements with our independent registered public accounting firm, nor any change in our independent registered public accounting firm during the last three years.

ITEM 8A. CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, the Company’s disclosure controls and procedures were effective.

          During the period covered by this report, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

          None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The following table sets forth information as of June 30, 2006 with respect to our directors and executive officers. Our Bylaws provide that our board of directors shall consist of at least one director, with the number of directors being determined by resolution of our board of directors or by stockholders at an annual or special meeting of the stockholders. We currently have eight directors, each serving for a one-year term or until his or her successor is duly elected and qualified. In accordance with our Bylaws, executive officers are elected annually by our board of directors to serve for one-year terms or until their respective successors are duly elected and qualified.

Name of Individual	Age	Position with Our Company

Edwin C. Quattlebaum, Ph.D. (1) (4) (9)	55	Chief Executive Officer, President and Co-Chairman of the Board of Directors

Thomas P. Russo	56	Executive Vice President, Treasurer and Chief Financial Officer

Dennis Fantin, Ph.D., M.B.A.	51	Executive Vice President, Chief of Operations

Clifton Baile, Ph.D. (1)	66	Director

John R. Block (2) (3) (8)	71	Director

William Buckner (2)	52	Director

Victor M. Casini, Esquire (3)	44	Director

Peter Drake, Ph.D. (2) (4) (5)	52	Director

Peter A. Meyer (1) (2) (3) (4) (5) (6)	61	Director and Co-Chairman of the Board of Directors

Howard L. Minigh (3) (4) (5) (7)	57	Director

(1)	Executive Committee member
(2)	Compensation Committee member
(3)	Nominating Committee member
(4)	Finance Committee member
(5)	Audit Committee member
(6)	Audit Committee Chair
(7)	Finance Committee Chair
(8)	Nominating Committee Chair
(9)	Executive Committee Chair

       * The Compensation Committee Chair position is currently vacant.

The business experience of each of our directors and executive officers is set forth below.

          Edwin C. Quattlebaum, Ph.D. joined us in January 1998 as Executive Vice President-Agriculture. In February 1998, he became the President and in October 1998, he became a director and our Chief Executive Officer. From May 2000 until December 2004, Dr. Quattlebaum served as the Chairman of the Board. Since January 2005, he has served as Co-Chairman of the Board. Dr. Quattlebaum has over 25 years of agricultural industry experience, much of it within the biotechnology sector. Prior executive experience includes positions with biosys, Inc. (President and Chief Executive Officer), at the time the second largest producer of biological pesticides in the United States, subsequently acquired by Thermo Trilogy Corp.; Rhone-Poulenc S.A. (Global Business Manager of Foliar Insecticide Business); and Union Carbide Agricultural Products Company (Global Director of Development). He received a B.A. in Biology from Catawba College, Salisbury, N.C. and M.S. and Ph.D. degrees in Entomology, with a specialization in Insect Pathology, from Clemson University. Dr. Quattlebaum serves as a director of InsectiGen; an Athens, Georgia based agricultural biotechnology company developing crop protection products. Dr. Quattlebaum serves on the Biotechnology Industry Organization Food and Agricultural Governing Board, the Clemson University Research Foundation Board of Directors, the Maryland Governor’s Workforce Investment Board, Bioscience Steering Committee, and the South Carolina BIO Advisory Board.

          Thomas P. Russo, M.B.A. has served as our Executive Vice President, Treasurer and Chief Financial Officer since June 2004. Mr. Russo has over 26 years of financial executive experience. From February 2004 until joining the Company, Mr. Russo was Chief Financial Officer of Chesapeake PERL, or C-PERL, a biotech company. From March 2003 to January 2004 he was the Chief Financial Officer for Stem Cell Preservation Technologies. From January 2002 to March 2003, Mr. Russo was with AAI where he sourced funding for biotech and other emerging growth companies. From November 2000 to January 2002, Mr. Russo served as the Chief Financial Officer for EntreMed, Inc. From 1995 to 2000, he was a Principal with Ernst & Young where he served as the Director, Infrastructure and Project Finance, for E&Y’s Capital Market Group, assisting CEOs and CFOs in securing capital. Concurrent with his tenure at E&Y, Mr. Russo was the Chief Financial Officer of Global Plasma Systems, Inc. (now Solena Group), which has technology for alternative waste treatment. Prior to E&Y, Mr. Russo was with Bechtel Enterprises raising capital for infrastructure projects. Prior thereto, Mr. Russo spent 17 years with the World Bank and its private sector affiliate, The International Finance Corporation, providing debt and equity funding for projects worldwide. Mr. Russo holds a B.A. from Georgetown University and an M.B.A. from George Washington University. Currently, he sits on the steering committees for both the Maryland Tech Council Financial Executive Forum and the Washington/Baltimore chapter of the Association of Biotech Financial Officers, or ABFO.

          Dennis Fantin, Ph.D., M.B.A. has served as our Executive Vice President, Chief of Operations for MMI Genomics since November 2005. He manages all aspects of our production genotyping and diagnostic efforts. Prior to joining MMI, he was Director of Business Development and World-Wide Sales and Marketing for the Celera AgGen business group of the Applera Corporation from October 1998 to March 2002. Dr. Fantin has more than 18 years of experience in the biotechnology industry, much of it within the agricultural sector. From 1984-1998 Dr. Fantin held various managerial positions of increasing responsibility within Applied Biosystems, a leader in the development and marketing of automated, state-of-the-art systems for life science research. In 1995, he was part of the Applied Biosystems’ team that led to the creation of the agricultural subsidiary, PE AgGen. Dr. Fantin led the development of molecular-based programs in the areas of animal parentage and identity, animal diagnostics and health, plant breeding, crop protection, and food processing and in 1997 he started AgGen’s Genomic Programs. He successfully established a number of genomic programs for agricultural gene discovery with leading international agricultural companies. He received his Ph.D. in Biochemistry from the University of Western Ontario and his M.B.A. from Wilfrid Laurier University.

          Clifton Baile, Ph.D. has served as a director since November 1998. Dr. Baile has served as an Eminent Scholar in Agricultural Biology at the University of Georgia. Dr. Baile has served on the faculties of Harvard University and the University of Pennsylvania. In 2003 Dr. Baile founded InsectiGen and is currently chairman and CEO of this agricultural biotechnology company that develops crop protection products.

          John R. Block has served as a director since July 2000. Mr. Block served as Secretary of Agriculture under President Reagan from 1981 to 1986. Prior to that, he was Secretary of Agriculture for the State of Illinois. Mr. Block served as President of Food Distributors International from 1986 through January 2003 (then known as the National-American Wholesaler Grocers’ Association), a trade association representing food distributors that supply independent grocers and food service operations in the U.S., Canada and abroad. When the association became the Food Marketing Institute in 2003, Mr. Block became Executive Vice President and President of its Wholesale division until 2005. Currently, Mr. Block is a Senior Policy Advisor in the firm of Olsson, Frank and Weeda, P.C. where he specializes in agriculture, food and drug, and health care. Mr. Block serves on the boards of several other corporations, including Hormel Foods Corp. and Deere & Co., as well as nonprofit organizations.

          William Buckner has served as a director since September 2003. Mr. Buckner has been employed since 1987 by Cargill, Inc., and in April 1998 was appointed President of Excel Corporation, a leading processor of beef and pork in North America. Mr. Buckner was elected Corporate Vice President of Cargill, Inc. in January 2000.

          Victor M. Casini, Esquire has served as a director since September 2005. Mr. Casini has served as Vice President and General Counsel of Flynn Enterprises, a venture capital, hedging and consulting firm, and since 1998 as Vice President and General Counsel of LKQ Corporation, a public automotive replacements parts company. Mr. Casini is a graduate of the University of Illinois with a B.S. in Finance and received his Juris Doctor in 1987 from Northwestern University.

          Peter Drake, Ph.D. has served as a director since October 2005. Dr. Drake has served as the Managing General Partner of Mayflower Partners, a healthcare investment fund since June 2002, and Vice President of Vector Securities International, Inc. since January 1997. Prior roles include serving as Managing Director in the Equity Research Department of Prudential Securities, co-founder of Vector Fund Management and Deerfield Management and a partner and biotechnology analyst with Kidder, Peabody.

          Peter A. Meyer has served as a director since November 1998 and became the Company’s Co-Chairman of the Board in January 2005. Mr. Meyer is the President of PMI Consultants, a firm he founded in 1982 to develop ventures, acquisition and divestiture opportunities, and investment strategies for companies involved in the domestic and international food, feed and fermentation industries.

          Howard L. Minigh, Ph.D. has served as a director since April 2004. Dr. Minigh has been a partner in Trishul Capital Group, a private equity firm, since August 2003. From September 2000 through June 2003, he was employed by DuPont, where he served as Group Vice President of Agriculture and Nutrition.

AUDIT COMMITTEE FINANCIAL EXPERT

          The Company’s board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP in connection with our accounting for estimates, accruals, reserves and all other areas, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

ITEM 10. EXECUTIVE COMPENSATION

          The following summary compensation table sets forth, for each of the last three fiscal years, the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to the three other executive officers at December 31, 2005 whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2005 (collectively, the “named executive officers”):

Summary Compensation Table (1)

		Annual Compensation		Awards

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (2)	Securities Underlying Options/SARS (#)

Edwin C. Quattlebaum, Ph.D.	2005	$407,349	$—	575,000
Co-Chairman, President and	2004	$421,912	$152,000	1,101,444
Chief Executive Officer (3)	2003	$392,957	$107,250	—

Thomas P. Russo (4)	2005	$252,451	$—	—
Executive Vice President, Treasurer and	2004	$133,670	$—	401,250
Chief Financial Officer	2003	$—	$—	—

Dennis Fantin, Ph.D., M.B.A.	2005	$189,323	$—	—
Executive Vice President, Chief of	2004	$165,640	$29,456	63,500
Operations (5)	2003	$147,555	$36,336	7,000

(1)

There is no non-cash compensation in lieu of salary or bonus or other long-term compensation awards or payouts or any other compensation payable to the individuals on the table. There is no applicable defined benefit plan under which benefits are determined.

(2)	To date, all bonus amounts for the named executive officers have been granted in the period listed, but remain accrued and unpaid as of June 30, 2006.

(3)

Dr. Quattlebaum’s bonus is determined based on his achieving and exceeding corporate goals including those related to corporate funding, financial, research and development, business development, government relations, and human resources. He declined a bonus awarded to him of $180,703 by the board of directors in 2005 for the achievement of goals in 2004. His 2005 salary includes $70,431 which is unpaid and accrued at December 31, 2005.

(4)	Mr. Russo joined us at his current position on June 1, 2004. His 2005 salary includes $33,654 which is unpaid and accrued at December 31, 2005.

(5)	Mr. Fantin’s 2005 salary includes $24,904 which is unpaid and accrued at December 31, 2005.

Option Grants in Last Fiscal Year

          The following table contains information concerning the stock option grants made to the named executive officers during the fiscal year ended December 31, 2005. No stock appreciation rights were granted to these individuals during such year.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($ per share) (1) Individual Grant	Expiration Date

Edwin C. Quattlebaum	575,000	48.97%	$ 4.00	01/01/15

(1)

The exercise price may be paid in cash, in shares of common stock valued at the fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchase shares.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

          The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 2005 with respect to the named executive officers. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

	Shares		Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised in-the-Money Options at December 31, 2005 (1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Edwin C. Quattlebaum	—	—	1,717,238	1,209,206	$2,174,150	$—
Thomas P. Russo	—	—	150,469	250,781	—	—
Dennis Fantin	—	—	101,156	39,344	—	—

			1,968,863	1,499,331	$2,174,150	$—

(1)	Based on the estimated fair market value of our common stock at year-end less the exercise price payable for such shares.

Board Composition

          Our business and affairs are managed under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets regularly on a quarterly basis and additionally as required. Written board materials are distributed in advance of meetings as a general rule, and our board of directors schedules meetings with and presentations from members of our senior management on a regular basis.

Flynn Board Designee

          Pursuant to an investment in our Series G Convertible Preferred Stock by Kevin F. Flynn and other investors, or the Investors, we appointed Victor Casini to our board of directors, as approved by the Nominating Committee. The right of Mr. Flynn to designate a member to our board terminates upon the earlier of (1) the date on which the Investors no longer own 85% of our Series G Convertible Preferred Stock or shares issuable upon the conversion of the Series G Convertible Preferred Stock, or (2) the sale, conveyance, encumbrance, or other transfer of all or substantially of our business or property or, under certain circumstances, our merger with or into any other corporation.

Director Compensation

          Our non-employee directors do not receive cash compensation for their service on the Board of Directors. As compensation for their services, directors receive options to purchase 10,000 shares of common stock per year and certain additional option grants if serving on or chairing a Board Committee. Directors are reimbursed for expenses incurred in attending meetings. Directors are not precluded from serving us in any other capacity and receiving compensation therefor.

Board Committees

          Our board of directors has an Audit Committee, Compensation Committee, Executive Committee, Finance Committee, and a Nominating Committee.

          Our Audit Committee oversees our financial reporting process on behalf of the board of directors. Our Compensation Committee makes recommendations to the board concerning salaries and incentive compensation for our officers and employees and serves as an advisor for our stock option plans, executive searches and grants single employee stock options up to a preordained limit. Our Executive Committee oversees the management of our affairs between meetings of the Board of Directors. Our Finance Committee monitors all material financial transactions, contracts, and activities with investment banks and advisors. The Finance committee also oversees fundraising on behalf of the Board. Our Nominating Committee is responsible for identifying potential candidates to serve on our Board.

          Our Audit Committee is responsible for the following functions:

•	approve and retain the independent auditors to conduct the annual audit of our financial statements;

•	review the proposed scope and results of the audit;

•	review and pre-approve the independent auditors’ audit and non-audited services rendered;

•	approve the audit fees to be paid;

•	review accounting and financial controls with the independent auditors and our financial and accounting staff;

•	review and approve transactions between us and our directors, officers and affiliates;

•	recognize and prevent prohibited non-audit services;

•	review, prior to filing, all annual reports to be filed with the SEC;

•	establish procedures for complaints received by us regarding accounting matters; and

•	oversee internal audit functions.

Our Compensation Committee is responsible for the following functions:

•

reviewing and recommending policy relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives, and setting compensation of these officers based on such evaluations;

•	reviewing and approving our benefit plans and the issuance of stock options and other awards under our stock plans;

•	reviewing and establishing appropriate insurance coverage for our directors and executive officers;

•	advising with respect to searches for executive officers and assisting in interviews;

•

recommending the type and amount of compensation to be paid or awarded to members of our board of directors, including consulting, retainer, meeting, committee and committee chair fees and stock option grants or awards; and

•	reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers.

Our Executive Committee is responsible for the following functions:

•

exercising any and all of the powers of the Board of Directors (unless expressly prohibited by the Delaware General Corporation Law or otherwise delegated to another committee of the Board of Directors), except that the Executive Committee may not:

• amend our charter;
• amend our By-laws;
• authorize any action that also requires approval by stockholders;
• authorize the payment of dividends; or
• approve the issuance of any common or preferred stock (although, in accordance with the stock option plans and prior resolutions of the Board of Directors, it may authorize the grant of stock options and determine the appropriate exercise price for incentive stock options then being awarded).

          Our Finance Committee is responsible for the following functions:

•	interviewing, selecting and monitoring the selection of Investment advisors

•	managing offering processes

•	overseeing capital raising on behalf of the Board of Directors.

Our Nominating Committee is responsible for the following functions:

•	making recommendations to the Board of Directors regarding the size and composition of the Board of Directors;

•	establishing procedures for the nomination process;

•	screening and recommending candidates for election to the Board of Directors;

•	reviewing with the Board of Directors from time to time the appropriate skills and characteristics required of Board members; and

•	establishing and administering a periodic assessment procedure relating to the performance of the Board of Directors as a whole and its individual members.

Compensation Committee Interlocks and Insider Participation

          Our Compensation Committee is comprised of four members, John R. Block, William Buckner, Peter Drake and Peter A. Meyer. No member of our Compensation Committee has at any time been an officer or employee of ours, or our subsidiary. No interlocking relationship exists between our board of directors or compensation committee and the board of directors or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

          We have adopted a Code of Business Conduct and Ethics, or the Code, which applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code is filed as Exhibit 14.1 to this Form 10-SB. A written copy of the Code will be provided upon request at no charge by writing to our Chief Financial Officer, Mr. Thomas Prescott Russo, at MetaMorphix, Inc., 8000 Virginia Manor Road, Suite 140, Beltsville, Maryland 20705.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

          We are a party to an employment agreement on January 1, 1998, or the Employment Agreement, with Edwin C. Quattlebaum. The Employment Agreement provided for an annual base salary of $200,000, which has been reviewed and increased annually by the Board of Directors and is currently $400,000. Dr. Quattlebaum is currently entitled to a bonus of up to 60% of his annual base salary upon achieving certain performance-based goals.

          The Employment Agreement provided for the issuance of incentive stock options to purchase up to 233,100 shares of Common Stock pursuant to our 1996 Employees Incentive Stock Option Plan with 166,500 shares granted outright with the remainder conditional upon meeting milestones. As a result of successive re-examinations of Dr. Quattlebaum’s compensation by the Board of Directors, additional awards of options were made in 1998, 1999, 2000, 2001, 2002, 2004, and 2005 bringing the total to 2,679,332. The options vest over a period of four years from their respective grant dates. On August 3, 2001, the Board of Directors granted Dr. Quattlebaum 247,112 shares of non-qualified stock options vesting over a period of four years.

          The Employment Agreement provides that Dr. Quattlebaum may be terminated at any time, with or without cause. The severance terms of Dr. Quattlebaum’s Employment Agreement have been overridden by the adoption of the Salary Continuation Program by the Board of Directors at their June 27, 2006 Board Meeting. This program would guarantee Dr. Quattlebaum, as an officer, six months of severance and COBRA payments, and thereafter, would be need-based for another six months. Severance is also due upon our sale or merger of us unless the successor entity assumes our obligations under the Employment Agreement. This agreement has no expiration date.

          We have entered into an employment agreement with Mr. Russo providing for base annual salaries in the amount of $250,000. The agreement, as amended by Board resolution, contains severance provisions that have been overridden by the June 27, 2006 adoption of the Salary Continuation Program. Mr. Russo has the same officer severance program as Dr. Quattlebaum, outlined above. This agreement has no expiration date.

EMPLOYEE STOCK OPTION PLANS

          Employees Incentive Stock Option Plan

          In November 1996, our Board of Directors adopted our 1996 Employees Incentive Stock Option Plan, or the Employees Plan, which was approved by security holders, pursuant to which 8,000,000 shares of common stock are reserved for issuance upon exercise of stock options or stock appreciation rights. The purpose of the Employees Plan is to provide additional incentive to employees by facilitating their purchase of common stock. The Employees Plan provides for a term of 10 years from the date of its adoption by the Board of Directors, after which no awards may be made, unless the Plan is earlier terminated by our Board of Directors. Options granted under the Employees Plan are either incentive stock options (i.e. options that afford favorable tax treatment to recipients upon compliance with certain restrictions pursuant to Section 422 of the Internal Revenue Code and that do not result in tax deductions to us unless participants fail to comply with Section 422 of the Internal Revenue Code) or options that do not so qualify.

          The Employees Plan is administered by the Compensation Committee of the Board of Directors, or the Compensation Committee. The Compensation Committee selects the employees to whom awards are to be granted, the number of shares to be subject to such awards, and the terms and conditions of such awards (provided that any discretion exercised by the Compensation Committee must be consistent with resolutions adopted by the Board of Directors and the terms of the Employees Plan).

          As of June 30, 2006, options to purchase an aggregate of 6,158,927 shares were outstanding under the Employees Plan.

          Non-Qualified Plan

          In December 1995, our Board of Directors adopted the Amended and Restated 1995 Non-Qualified Officer, Director, Employee, and Consultant Stock Option Plan, or the Non-Qualified Plan, pursuant to which 3,050,000 shares of Common Stock are reserved for issuance upon exercise of stock options or stock appreciation rights. Options granted under the Non-Qualified Plan are not incentive stock options. The purpose of the Non-Qualified Plan is to provide additional incentive to officers, directors, employees and consultants by facilitating their purchase of Common Stock. The Non-Qualified Plan provides for a term of 10 years from the date of its adoption or amendment by the Board of Directors, after which no awards may be made, unless the Non-Qualified Plan is earlier terminated by the Board of Directors.

          The Non-Qualified Plan is administered by the Board of Directors. The Board of Directors selects the participants to whom awards are to be granted, the number of shares to be subject to such awards, and the terms and conditions of such awards (provided that any discretion exercised by the Board of Directors is consistent with the terms of the Non-Qualified Plan). The Non-Qualified Plan requires that all grants of options under the Option Plan vest at a rate of 25% per year beginning on the first anniversary of the date of grant (and thereafter such options shall vest monthly at a rate of 2.08% of the balance). Options granted to date under the Non-Qualified Plan, unless sooner terminated or expired in accordance with the terms of the Non-Qualified Plan, expire ten years after the date of grant.

          As of June 30, 2006, options to purchase an aggregate of 3,113,573 shares were outstanding under the Non-Qualified Plan.

401(k) Plan

          Effective January 1, 1998, we adopted a defined contribution 401(k) savings plan covering all of our eligible, full-time employees. Participants may elect to defer a percentage of their annual pre-tax compensation to the 401(k) plan, subject to defined limitations.

Indemnification of directors and executive officers and limitation on liability

          Our bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, provided that, with respect to proceedings initiated by our officers and directors, we are only required to indemnify these persons if the proceeding was authorized by our board of directors. Our bylaws permit us, by action of our board of directors, to indemnify our other employees and agents to the same extent as we are required to indemnify our officers and directors. We are also empowered under our bylaws to enter into indemnification agreements with our directors, officers, employees or agents and to purchase insurance on behalf of any of our directors, officers, employees or agents whether or not we are required or permitted to indemnify such persons under Delaware law.

          In addition, our bylaws provide that our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duty as a director, except for liability:

•	for any breach of the director’s duty of loyalty to us or our stockholders;

•	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	under Section 174 of the Delaware General Corporation Law; or

•	for any transaction from which the director derives an improper personal benefit.

          There is no pending litigation or proceeding involving any of our directors or officers for which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Compliance with Section 16(a) of the Exchange Act

          After a review of the forms submitted during 2005, the following forms were not filed in a timely manner: a Form 3 by Stephen Bates, and a Form 4 by each of Howard Minigh, John Block, and Fergus Reid.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

          The table below sets forth, as of August 31, 2006, certain information with respect to the beneficial ownership of our common stock by:

•	each person known by us to beneficially own more than 5% of our common stock or any class or series of our preferred stock;

•	each of our directors and named executive officers; and

•	all directors and executive officers as a group.

Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)	Percentage of Voting Power (4)

Edwin C. Quattlebaum, Ph.D. (5)	2,245,039	9.7%	5.8%

Thomas P. Russo (6)	234,063	1.1%	*

Dennis Fantin(6)	120,219	*	*

Clifton Baile, Ph.D. (7)	268,816	1.3%	*

John R. Block (8)	166,047	*	*

William Buckner (6)	75,000	*	*

Victor M. Casini (9)	18,709	*	*

Peter F. Drake (10)	40,293	*	*

Peter A. Meyer (11)	711,797	3.3%	1.9%

Howard Minigh (12)	107,276	*	*

All executive officers and directors as a group (10 persons)	3,987,259	16.2%	9.9%

Samuel R. Dunlap, Jr. (13)	1,314,770	5.9%	3.5%

Raynemark Investments LLC (14) 3883 N. 57th Street Boulder, CO 80301	1,598,063	7.5%	4.3%

Paul Moore (15) 269 Market Square Lake Forest, IL 60045	1,549,402	7.4%	4.2%

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)	Percentage of Voting Power (4)

Theodore Swindells (16) 11400 S.E. 8th Street, Suite 420 Bellevue, WA 98004	1,203,139	5.7%	3.2%

Biostar, Inc. (17) Suite 860 Saskatoon Square 410 22nd Street East Saskatoon, SK S7K 5T6	1,359,733	6.5%	3.7%

New Frontiers Capital LLC (18) 1111 S. Willis Ave. Wheeling, IL 60090	8,006,266	27.7%	21.1%

Applera Corporation (19) 301 Merritt 7 Norwalk, CT 06856-5435	2,000,001	8.7%	5.4%

Kevin F. Flynn (20) 120 N. LaSalle Street, Suite 3300 Chicago, IL 60602	1,936,472	8.8%	5.2%

* Less than 1%.

(1)	Unless otherwise indicated, the address for each person or entity is MetaMorphix, Inc. 8000 Virginia Manor Road, Suite 140, Beltsville, Maryland, 20705.

(2)

In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock underlying options, warrants, convertible preferred stock and convertible notes held by that person that are currently exercisable or exercisable within 60 days of August 31, 2006 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(3)	The percentage of shares outstanding of 20,883,149 has been calculated based on the number of shares of our common stock outstanding.

(4)	In computing the voting power held by a person, shares of our common stock underlying options, warrants, convertible preferred stock and convertible notes held by that person that are currently exercisable or exercisable within 60 days of August 31, 2006 are deemed outstanding. Since shares of our convertible preferred stock vote together with our common on an as converted basis, the total voting shares outstanding are 36,750,320.

(5)	Includes 2,239,935 shares underlying stock options and 5,104 shares underlying Series C Convertible Preferred Stock.

(6)	Represents shares underlying stock options only. See footnote (2) above.

(7)	Includes 29,040 actual shares of common stock held, 220,090 shares underlying stock options and 17,686 shares underlying Series C Convertible Preferred Stock.

(8)	Includes 625 actual shares of common stock held and 165,422 shares underlying stock options.

(9)	Includes 15,000 shares underlying stock options and 3,709 shares underlying warrants.

(10)	Includes 2,523 actual shares of common stock held, 12,500 shares underlying stock options and 25,270 shares underlying the conversion of 11,725 shares of Series G Convertible Preferred Stock.

(11)	Includes 243,250 actual shares of common stock held, 247,714 shares underlying stock options and 220,833 shares underlying convertible debt.

(12)

Includes 59,164 shares underlying stock options, 17,842 shares underlying warrants, 25,270 shares underlying the conversion of 11,725 shares of Series G Convertible Preferred Stock, and 5,000 shares underlying convertible debt.

(13)	Includes 780,000 shares underlying stock options and 534,770 shares underlying warrants. Mr. Dunlap is one of our former directors.

(14)	Includes 1,155,094 actual shares of common stock and 442,969 shares underlying convertible debt. Mr. Mark Crossen is a principal of Raynemark Investments LLC.

(15)	Includes 1,517,761 actual shares of common stock and 31,641 shares underlying convertible debt.

(16)	Includes 854,037 actual shares of common stock, 245,000 shares underlying warrants, and 104,102 shares underlying convertible debt.

(17)	Represents actual shares of common stock. Mr. Todd Lahti represents Biostar, Inc. and has voting and dispositive control over shares held.

(18)	Includes 477,500 shares underlying warrants, 778,767 shares underlying convertible debt and 6,749,999 shares underlying the conversion of 1,542,857 shares of Series E Convertible Preferred Stock.

(19)

Represents shares issuable upon conversion of 457,143 shares of Series E Convertible Preferred Stock. See “Description of Securities.” Applera Corporation is a publicly traded company, and the corporation itself has voting and depository control over the preferred shares held.

(20)	Includes 786,282 actual shares of common stock held, 236,839 shares underlying warrants, 783,351 shares underlying the conversion of 363,475 shares of Series G Convertible Preferred

Stock, and 130,000 shares underlying convertible debt. Represents shares held directly and by family members.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Loans

          In January, March and June, 2006, Peter Meyer, our Co-Chairman, made short-term working capital loans to us in the amounts of $350,000, $400,000 and $200,000, respectively. The $350,000 note was repaid in full in January 2006. At June 30, 2006, we had $600,000 due on these loans, with $13,205 of accrued and unpaid interest.

          In February and March 2005, Peter Meyer, our Co-Chairman, made short-term working capital loans to us in the aggregate principal amount of $300,000. These loans are evidenced by a note which bears interest at the rate of 12% per annum and is due on the earlier of (i) March 31, 2006 and, (ii) our receipt of a certain milestone payment or proceeds of at least $1,000,000 from any debt or equity financing. At June 30, 2006, we had $300,000 due on these loans, with $47,885 of accrued and unpaid interest.

          In February and March 2005, Clifton Baile and Howard Minigh, members of our board of directors, and Fergus Reid, a former member of our board of directors, made short-term working capital loans to us in the aggregate principal amount of $70,000. These loans are evidenced by notes which bear interest at the rate of 10% per annum and which were due on April 15, 2005. These notes were not repaid on April 15, 2005 and now bear interest at 15% per annum. These notes are due upon our receipt of proceeds of at least $1,000,000 from an equity financing or any milestone payment. At June 30, 2006, we had $70,000 due on these loans, with $13,830 of accrued and unpaid interest.

          In August 2004, Howard Minigh, a member of our board of directors, purchased 11,725 shares of our Series G Convertible Preferred Stock and warrants to purchase 12,342 shares of common stock for a purchase price of $6.00 per share and warrants to purchase 2,500 shares of common stock for a purchase price of $4.00 per share.

          In February 2004, Fergus Reid, a former member of our board of directors, purchased $100,000 principal amount of our 12.5% Convertible Secured Promissory Notes. In February 2005, Mr. Reid was issued an additional note with a principal amount of $12,500 to satisfy the first year’s interest. At December 31, 2005, accrued but unpaid interest on these notes was $12,175. In February 2006, Mr. Reid was issued two additional notes with principal amounts of $12,500 and $1,563 to satisfy interest due. At June 30, 2006, we had $126,563 due on these notes.

          During May and June 2003 we received working capital loans from Peter Meyer and Clifton Baile, both members of our board of directors, totaling $560,000, which loans bear interest at 12% per annum. We had outstanding amounts due on these loans of $250,000 at June 30, 2006 and December 31, 2005 and 2004. We repaid $280,000 plus accrued interest in November 2003 and $30,000 plus accrued interest in February 2004. In connection with these loans, we issued warrants to purchase 224,000 shares of common stock. On April 21, 2005, these warrants were converted into 123,200 shares of common stock. In 2004 and 2005, we issued additional warrants to purchase 296,000 and 40,000 shares of common stock, respectively, to these lenders as a penalty provision and the interest rate was increased to 18% per annum. On April 21, 2005, these penalty warrants were converted into 147,840 shares of common stock.

          During the period of February through March 2002 we received working capital loans from Peter Meyer and John Block, both members of our board of directors, totaling $75,000, which loans bear interest at 20% per annum and are payable on demand. We had outstanding amounts due on these loans of $75,000 at June 30, 2006, December 31, 2005 and 2004.

          During the period August 2000 through March 2001, Dr. Quattlebaum, our Co-Chairman and Chief Executive Officer, made working capital loans to us totaling $264,000. At June 30, 2006, December 31, 2005 and 2004, we had $264,000 due on these loans. These loans are evidenced by notes bearing interest at prime plus 1% and are due on demand.

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MetaMorphix, Inc.
Beltsville, Maryland

We have audited the accompanying consolidated balance sheets of MetaMorphix, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetaMorphix, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses and negative cash flows from operations, working capital deficiency and significant accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

McLean, Virginia
October 2, 2006

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,382,225	$507,973
Accounts receivable	253,827	242,857
Prepaid expenses and other current assets	131,028	103,122

Total current assets	1,767,080	853,952

PROPERTY AND EQUIPMENT—Net	2,076,656	2,081,669
GOODWILL	3,739,870	3,739,870
INTELLECTUAL PROPERTY RIGHTS	—	2,126,003
LEASE SECURITY DEPOSITS	204,494	207,263
DEFERRED DEBT ISSUE COSTS	5,396,050	6,480,080

	11,417,070	14,634,885

TOTAL ASSETS	$13,184,150	$15,488,837

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,042,468	$4,812,341
Accrued compensation	5,766,847	4,671,064
Accrued dividends	1,877,160	490,222
Short-term notes payable	2,489,004	1,373,824
Notes payable to officers and directors	1,584,498	1,214,498
Deferred revenue	1,420,827	1,480,831
Celera purchase obligation	2,026,442	1,495,000
Derivative liability	43,214	—
Accrued interest	2,284,145	2,042,065

Total current liabilities	26,534,605	17,579,845

LONG-TERM NOTES PAYABLE, net of discount of $5,610,299 and $7,000,745 at December 31, 2005 and 2004, respectively	19,766,221	11,399,886
CELERA PURCHASE OBLIGATION	3,933,767	4,214,076
ACCRUED INTEREST	1,188,332	988,601
OTHER LONG-TERM LIABILITIES	177,575	208,721

Total liabilities	51,600,500	34,391,129

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred stock, $0.001 par value—22,000,000 shares authorized as of December 31, 2005 and 2004; 7,326,715 and 7,238,315 shares issued and outstanding as of December 31, 2005 and 2004, respectively	59,918,772	59,269,687
Common stock, $0.001 par value—75,000,000 shares authorized as of December 31, 2005 and 2004; 20,369,719 and 9,488,878 shares issued and outstanding as of December 31, 2005 and 2004, respectively	20,370	9,489
Additional paid-in capital	77,847,349	74,365,319
Accumulated other comprehensive loss	(76,458)	(32,228)
Accumulated deficit	(176,126,383)	(152,514,559)

Total stockholders’ equity (deficit)	(38,416,350)	(18,902,292)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,184,150	$15,488,837

See notes to consolidated financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	December 31, 2005	December 31, 2004	December 31, 2003

REVENUE	$2,516,064	$5,704,796	$7,406,743

OPERATING COSTS AND EXPENSES:
Cost of revenue	1,552,312	5,306,663	4,334,625
Research and development	4,311,880	4,364,421	3,674,157
General and administrative	10,041,448	10,698,706	8,431,135
Depreciation and amortization	2,432,992	12,991,210	12,954,432

Total operating costs and expenses	18,338,632	33,361,000	29,394,349
OTHER INCOME (EXPENSE):
Interest expense and accretion of debt discount	(5,384,033)	(18,984,610)	(5,182,107)
Debt issue costs	(2,119,070)	(2,297,702)	(5,808,701)
Debt conversion expense	(93,696)	(3,281,462)	(1,276,038)
Other (expense) income	(192,457)	36,516	19,302

NET LOSS	(23,611,824)	(52,183,462)	(34,235,150)

Preferred stock dividends and accretion of beneficial conversion features	(1,386,939)	(1,604,352)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(24,998,763)	$(53,787,814)	$(34,235,150)

Net loss per common share:
Basic and diluted	$(1.48)	$(12.83)	$(8.44)

Weighted average number of shares outstanding:
Basic and diluted	16,925,770	4,192,412	4,055,742

See notes to consolidated financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 31, 2005	December 31, 2004	December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,611,824)	$(52,183,462)	$(34,235,150)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,591,092	13,131,841	13,096,933
Accretion of debt discount	1,838,401	1,801,071	203,539
Amortization of deferred debt issue costs	1,678,825	1,576,856	896,745
Share-based payment expense	3,805,124	18,215,132	8,501,371
Induced conversion expense	93,696	3,281,462	1,276,038
(Gain) loss on disposal of fixed assets	197,023	4,990	(17,675)
Changes in assets and liabilities:
Accounts receivable	(10,969)	(132,222)	(30,313)
Prepaid expenses and other current assets	(27,906)	29,844	84,476
Lease security deposits	2,770	(79,652)	—
Accounts payable and accrued expenses	3,970,914	(1,326,929)	831,464
Accrued compensation	1,267,896	1,262,089	1,060,379
Deferred purchase obligation	251,133	(1,400,000)	(2,061,200)
Deferred revenue	(60,004)	980,831	(680,000)
Accrued interest	2,764,091	2,388,579	1,768,904
Other, net	(31,146)	44,625	—

Net cash flows used in operating activities	(5,280,884)	(12,404,945)	(9,304,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(72,913)	(281,039)	(23,692)
Proceeds from sale of property and equipment	23,863	5,000	16,000

Net cash flows used in investing activities	(49,050)	(276,039)	(7,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuances	6,329,208	6,607,789	16,360,090
Payments of debt issue costs	(548,903)	(1,500,406)	(1,463,834)
Principal payments on notes	(119,528)	(3,205,027)	(5,505,759)
Principal payments under capital lease obligations	—	(10,503)	(4,640)
Proceeds from stock issuances	564,618	11,230,897	240

Net cash flows provided by financing activities	6,225,395	13,122,750	9,386,097

Effects of exchange rate differences on cash and cash equivalents	(21,209)	(17,025)	345

NET INCREASE IN CASH AND CASH EQUIVALENTS	874,252	424,741	74,261
CASH AND CASH EQUIVALENTS—Beginning of year	507,973	83,232	8,971

CASH AND CASH EQUIVALENTS—End of year	$1,382,225	$507,973	$83,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$108,509	$263,213	$342,286

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted into equity	$153,892	$3,762,693	$4,720,068
Acquisition of fixed assets under capital lease	—	152,194	49,901
Conversion of notes and accrued interest into new notes	2,293,153	2,933,489	329,939
Capital lease disposal	—	—	13,592
Additions of property included in accounts payable	607,212	—	—

See notes to consolidated financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31, 2005		December 31, 2004		December 31, 2003

	Shares	Amount	Shares	Amount	Shares	Amount

Convertible Preferred Stock, Series A
Balance, beginning and end of year	1,001,000	$5,850,001	1,001,000	$5,850,001	1,001,000	$5,850,001

Convertible Preferred Stock, Series B
Balance, beginning and end of year	200,000	500,000	200,000	500,000	200,000	500,000

Convertible Preferred Stock, Series C
Balance, beginning and end of year	714,661	1,753,503	714,661	1,753,503	714,661	1,753,503

Convertible Preferred Stock, Series D
Balance, beginning and end of year	26,667	360,017	26,667	360,017	26,667	360,017

Convertible Preferred Stock, Series E
Balance, beginning and end of year	2,000,000	35,000,000	2,000,000	35,000,000	2,000,000	35,000,000

Convertible Preferred Stock, Series F
Balance, beginning of year	1,834,440	7,699,890	—	—	—	—
Issuance of Series F offering	—	—	352,156	1,472,367	—	—
Issuance of Series F shares upon debt conversion transaction	—	—	1,482,284	6,227,523	—	—
Other	—	10,188	—	—	—	—

Balance, end of year	1,834,440	7,710,078	1,834,440	7,699,890	—	—
Convertible Preferred Stock, Series G
Balance, beginning of year	1,461,547	8,106,276	—	—	—	—
Issuance of Series G shares upon debt conversion transaction	16,882	143,699	—	—	—	—
Issuance of Series G shares	71,518	495,198	1,461,547	8,106,276	—	—

Balance, end of year	1,549,947	8,745,173	1,461,547	8,106,276	—	—

Total Convertible Preferred Stock	7,326,715	59,918,772	7,238,315	59,269,687	3,942,328	43,463,521

Common Stock
Balance, beginning of year	9,488,878	9,489	4,454,770	4,455	3,916,621	3,917
Exercise of stock options and warrants	18,678	19	12,516	13	12,000	12
Issuance of common stock upon conversion of debt	—	—	—	—	526,149	526
Issuance of common stock to satisfy accrued expenses	100,000	100
Cancellation of common shares in connection with issuance of Series F Preferred shares upon debt conversion			(392,694)	(393)	—	—
Conversion of warrants to common stock	10,762,163	10,762	5,414,286	5,414	—	—

Balance, end of year	20,369,719	$20,370	9,488,878	$9,489	4,454,770	$4,455

						(Continued)

See notes to consolidated financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT), CONTINUED

	December 31, 2005	December 31, 2004	December 31, 2003

Additional Paid-In Capital
Balance, beginning of year	$74,365,319	$46,465,366	$25,219,907
Exercise of stock options and warrants	37,925	11,316	228
Issuance of common stock upon conversion of debt	—	—	4,719,542
Issuance of common stock to satisfy accrued expenses	264,900	—	—
Debt conversion	93,696	2,463,759	1,276,038
Forgiveness of bonus by officer	195,976	—	—
Cancellation of common shares in connection with issuance of Series F Preferred shares upon debt conversion	—	(2,742,826)	—
Conversion of warrants to common stock	(10,762)	(5,414)	—
Preferred stock beneficial conversion feature	—	1,114,130	—
Preferred stock dividends and accretion of beneficial conversion feature	(1,386,939)	(1,604,352)	—
Issuance of stock warrants	899,869	25,303,025	12,229,510
Stock option expense	3,387,365	3,360,315	3,020,141

Balance, end of year	77,847,349	74,365,319	46,465,366

Accumulated Other Comprehensive Loss
Balance, beginning of year	(32,228)	(3,662)	(54,563)
Foreign currency translation adjustment †	(44,230)	(28,566)	50,901

Balance, end of year	(76,458)	(32,228)	(3,662)

Accumulated Deficit
Balance, beginning of year	(152,514,559)	(100,331,097)	(66,095,947)
Net loss †	(23,611,824)	(52,183,462)	(34,235,150)

Balance, end of year	(176,126,383)	(152,514,559)	(100,331,097)

Total Shareholders’ Equity (Deficit)	$(38,416,350)	$(18,902,292)	$(10,401,417)

†	Combined, these amounts represent total comprehensive loss of $23,656,054, $52,212,028 and $34,184,249 for the years ended December 31, 2005, 2004, and 2003, respectively.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

1.	NATURE OF THE BUSINESS AND GOING CONCERN-MANAGEMENT’S PLANS

MetaMorphix, Inc. (the “Company”) is a biopharmaceutical company focused on discovering, acquiring, developing, and commercializing products and technologies to improve animal health, livestock production, and human health. The Company was incorporated on September 1, 1994.

The Company has two key technology platforms: a) livestock genomics and b) growth and differentiation factors. These technologies are commercially employed to both increase livestock meat quality and production efficiency and to potentially treat muscle-wasting diseases in humans, such as Muscular Dystrophy and Sarcopenia.

These consolidated financial statements include the accounts of MetaMorphix, Inc. and its wholly-owned subsidiaries: MMI Genomics, Inc., MMI Canada Inc., MetaMorphix International, Inc., and MetaMorphix Holdings, Inc. All intercompany transactions and balances have been eliminated in consolidation.

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of December 31, 2005, the Company had a working capital deficiency of $24,767,525 and an accumulated deficit of $176,126,383. The Company intends and is currently working to finance its operations primarily through future debt and equity financings and future revenues.

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

Although the Company recognizes the need to raise funds in the near future, we may be unsuccessful in consummating any such transaction, or, if we did consummate such a transaction, that the terms and conditions of such financing will be favorable to the Company. The Company believes that its current assets will not be sufficient to fund operations in 2006. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties—The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operations include delays or unexpected results in current research projects; the Company’s ability to effectively manage operating costs and increase operating efficiencies; impairment of certain intangible assets; rapid technological and market change and the transition to new methodologies; the need to protect intellectual property; the capability of the Company to obtain additional capital financing on terms acceptable to the Company; the uncertainty of customer acceptance of the results of research projects; the ability to attract and retain highly qualified employees; and other one-time events.

Revenue Recognition and Deferred Revenue—The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition. The Company has license and development agreements with several pharmaceutical, biotechnology, and food production companies. The agreements typically include nonrefundable license fees paid to the Company, funding of research and development by the counterparty, payments to the Company based upon achievement of certain milestones and royalties on net product sales. Revenues, including nonrefundable license fees, are recognized when the Company has a contractual right to receive such payments, provided a contractual arrangement exists, the contract price is fixed and determinable, the collection of the resulting receivable is reasonably assured, and the Company has no further performance obligations under the arrangement.

When the Company has performance obligations under an arrangement, revenue recognition is deferred until the obligations are fulfilled. Where the Company’s level-of-effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment by management. This judgment includes cost based estimates to establish level-of-effort progress. Research and development revenues and other revenues from milestone payments are deferred until achievement of the related milestone, provided the Company has no continuing performance obligations and the milestone payment is reasonable in relation to the effort expended or the risk associated with its achievement. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

The Company currently provides parentage and identification genotyping services. The Company recognizes revenue for genotyping services at the time the services are provided and no additional performance is required by the Company. Amounts received prior to being earned are recorded as deferred revenue until earned.

Research and Development—Research and development costs include amounts spent for product development, patent costs, and personnel/overhead costs related to the development or acquisition of the Company’s technology. Research and development costs also include stock-based compensation expense and collaborative agreements requiring the Company to pay periodic license fees, research payments, additional payments, royalty fees, and milestone payments. All research and development costs are expensed in the period incurred.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of less than 90 days.

Accounts Receivable and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company believes its customers are creditworthy based on its dealings and collection history, and currently has no allowance for doubtful accounts. Account balances are charged off against an allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are principally accounts receivable. The Company had $253,827 and $242,857 of accounts receivable outstanding at December 31, 2005 and December 31, 2004, respectively. Accounts receivable concentration by customer is as follows:

	Percentage of Accounts Receivable at December 31
	2005	2004

Customer A	7.4%	39.9%
Customer B	31.5%	4.5%
Customer C	11.8%	16.9%

Total	50.7%	61.3%

The Company’s customers are primarily associations which purchase the Company’s parentage and identification genotyping services. The Company has not experienced any significant credit losses and does not require collateral on receivables.

Property and Equipment—Property and equipment is recorded at cost. Improvements and replacements that extend the useful life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets as follows:

Office equipment	3-15 years
Laboratory equipment	5-10 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Based on the evaluations performed, the Company determined that the recorded property and equipment had not been impaired as of December 31, 2005 or 2004. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

Patent Costs—Patent application and maintenance costs are expensed as incurred.

Share-Based Payments—In 2003, the Company elected to adopt the fair value based method of accounting for employee stock options as set forth in Statement of Financial Accounting Standard, or SFAS, No. 123, Accounting for Stock-Based Compensation, using the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under the fair value based method of accounting, compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

Effective January 1, 2004, the Company adopted SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) which, among other things, allows for nonpublic entities to use a calculated value, similar to the fair value based method of accounting set forth in SFAS No. 123. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s results of operations or financial position.

The Company utilizes the Black-Scholes option pricing valuation model to calculate the value of share-based payments in accordance with SFAS No. 123(R).

Goodwill— Goodwill, which is not subject to amortization, has a balance of $3,739,870 at December 31, 2005 and December 31, 2004. Goodwill was evaluated at December 31, 2005 and 2004 for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The evaluation takes into account operating results, business plans, forecasts, and other relevant factors. To the extent impairments are identified, they would be charged to operations in such period. Based on the evaluations performed, the Company determined that the recorded goodwill had not been impaired as of December 31, 2005 or 2004.

Intellectual Property Rights—Intellectual property rights are acquisition-related intangible assets amortized over three years. The recoverability of these assets is reviewed annually, or when fact or circumstances indicate impairment may be present. Based on the evaluations performed, the

Company determined that the recorded intellectual property rights had not been impaired as of December 31, 2004. As of December 31, 2005, the balance was fully amortized.

Deferred Debt Issue Costs—Direct costs incurred in connection with financing activities are amortized over the estimated lives of the related obligations using the interest method. These costs include commissions, professional fees, and the calculated value of share-based payments made for financial advisory services.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are identified for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Based on its history and consideration of other relevant factors, the Company establishes valuation allowances when it is more likely than not that the deferred tax assets will not be realized.

Value of Financial Instruments—Other than described below, the Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, accounts payable and other accrued liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2005 and 2004. Management believes the principal balance of its long-term debt, which is $5,610,299 and $7,000,745 higher than the carrying value at December 31, 2005 and 2004, respectively, is a better estimate of the fair value of that liability. The debt is carried net of unamortized discount.

Comprehensive Income (Loss)—Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by stockholders and distributions to stockholders and is reported in the Consolidated Statement of Stockholders’ Equity (Deficit). Included in the Company’s comprehensive loss are net loss and foreign exchange translation adjustments.

Foreign Currency Translation—The consolidated financial statements of the Company’s Canadian operations are translated into United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenue, expenses, and cash flows. Foreign currency translation gains and losses are excluded from results of operations and recorded as a separate component of accumulated other comprehensive loss within stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in the consolidated statements of operations.

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

Reclassifications— Certain amounts previously reported have been reclassified to conform to the December 31, 2005 presentation.

3.	NET EARNINGS (LOSS) PER SHARE

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income or loss applicable to common stock (which reflects a charge of $1,386,939 for preferred stock dividends in 2005, and $1,604,352 for preferred stock dividends and accretion of beneficial conversion feature in 2004) by the weighted average number of common shares outstanding during each period.

The calculation of diluted earnings per share would be similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, and the conversion of convertible securities, were issued during the period and appropriate adjustments were made for the application of the treasury stock method and the elimination of interest and other charges related to convertible securities.

As of December 31, 2005, 2004 and 2003, there were 25,555,850, 26,967,372 and 20,311,644 shares of common stock potentially issuable upon the exercise of stock options and warrants and the conversion of convertible securities, respectively. However, diluted per share amounts have not been presented in the accompanying consolidated statement of operations because the Company had a net loss in 2005, 2004, and 2003 and the assumed effects of the exercise of all of the Company’s outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

4.	COLLABORATIVE AGREEMENTS

Monsanto Agreement—In 2004, the Company entered into a Swine Improvement Agreement with Monsanto, which gives Monsanto an exclusive royalty-based license to use the Company’s porcine genetic database, which consists of over 600,000 SNPs, and the associated intellectual property. The Company will provide consulting and support in the use of its database resource. Monsanto will be obligated to pay royalties to the Company if the research performed using the database creates product enhancements which generate increased revenues. The Company received $1,000,000 from Monsanto in June 2004 as an access fee for the database. The Company recorded deferred revenue upon receipt of the payment, and is amortizing the fee on a straight-line basis over the license exclusivity period of five years. The Company recognized revenue of $200,004 and $116,669 for the years ended December 31, 2005 and December 31, 2004, respectively. The unrecognized portion of the access fee remains as deferred revenue at December 31, 2005.

Wyeth Agreement—In 2002, the Company signed a Cross License Agreement with Wyeth, which further expanded the scope of research and development collaboration (as described in the 1999 Amended and Restated Collaboration Agreement noted below) and the sharing of discoveries and reagents with regard to Myostatin. This agreement increased the Company’s royalty entitlement under the JHU/GI agreement by 2% for any of Wyeth’s net sales derived from the use of Myostatin for human therapeutic application if Wyeth utilizes MMI patented technology. In return, the Company shall pay to Wyeth a maximum royalty of 2% of net sales for the use of any Wyeth technology in commercializing Myostatin within the agricultural or veterinary fields. The first payment of $500,000 under the 1999 Agreement was made by Wyeth to the Company in July 2004 and was recognized as revenue in 2004. No other royalties have been paid or received under this agreement. The Wyeth Agreement terminates upon the expiration of the last patent to be filed, which is currently November 10, 2025.

Cargill Agreement—In 2002, the Company signed a Joint Development and Joint Marketing Agreement with Excel Corporation (a subsidiary of Cargill, Inc.) and Cargill, Inc. through its Caprock Business unit, or Cargill. Under the agreement, the parties will jointly develop and commercialize SNP-based selection tools for the cattle industry to identify cattle that possess superior production traits or meat quality. As of December 31, 2004, all milestones had been completed under this agreement, and the Company has received an aggregate of $10,200,000. The Company recognized revenue relating to these milestone payments of $0, $3,150,000, and $5,690,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Mr. William Buckner, President of Excel Corporation, currently serves on the Company’s Board of Directors.

Myostatin Chicken Commercial Licensing—During 2000, the Company entered into Letters of Intent, Limited License and Option Agreements with two chicken producers in the United States. Additionally, the Company executed a similar agreement with a chicken producer for the territory of Mexico. The agreements include an option to license Myostatin technology in chicken on predefined terms upon the successful completion of large-scale trials. The Company has received $500,000 in non-refundable fees from these agreements, which has been recorded as deferred revenue. Based on anticipated progress of the project, the Company expects to recognize this $500,000 as revenue in 2006.

These agreements could provide significant license fees to be received in the future pending successful trial results. In addition, the Company would receive 30% of the value added, for example, average weight gain over a pre-determined average weight (including but not limited to the incremental cost savings), as a result of the use of Myostatin technology. License fees to cover development costs are to be paid once a product candidate has been developed and tested by the parties. Additionally, the Company is to receive a portion of the value added by the technology on a per treated bird basis.

Royalty Agreements— On August 15, 2000, we acquired substantially all of the assets relating to the animal health immunopharmaceutical business (including certain patent and licenses relating to Myostatin technology) of Biostar Inc., a privately-held Canadian company. The purchase price consisted of up to $2,500,000 in cash and 1,359,733 shares of our common stock. Of the cash amount, $500,000 has been paid to date, with payment of the remaining $2,000,000 being subject to attainment of the following two performance milestones: (1) if Biostar obtains a particular claim from the U.S. Patent and Trademark Office, it will be entitled to a $1,000,000 payment from us, and (2) if we demonstrate “proof of concept” by August 2004, Biostar will be entitled to a $1,000,000 payment by us. The proof of concept milestone payment was not demonstrated by August 2004, and thus, Biostar will not be paid the $1,000,000 milestone. The Company does not anticipate that Biostar will obtain the particular claim from the U.S. Patent and Trademark Office, however, the Company is committed to make this payment when and if this milestone is met. In conjunction with its acquisition of the animal health immunopharmaceutical business of Biostar, Inc. in 2000 (now known as MetaMorphix Canada, Inc., a wholly-owned subsidiary of the Company), the Company entered into an agreement with Vaccine & Infectious Disease Organization, or VIDO, in August 2000. This agreement gives the Company exclusive licenses for the Pasteurella Haemolytica Leukotoxin Vaccine and related technology in the non-infectious disease animal field. VIDO is a division of The University of Saskatchewan. The term of the agreement is from August 2000 to the later of (a) the expiration or invalidation of the last remaining licensed patents or (b) ten years from the date of first marketing of a product developed from the licensed patents. This agreement requires that the Company pay VIDO minimum royalty payments on a quarterly basis. We are obligated to make quarterly payments of $37,500 Cdn. (which will increase to $50,000 Cdn. in 2006) as a minimum royalty fee. The Company recorded license fee expense relating to these royalties of USD $124,752, $115,915 and $105,075 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company has recorded a liability for these royalties of USD $225,225 and $93,409 at December 31, 2005 and December 31, 2004, respectively. The Company is currently in default of this agreement due to non-payment and is subject to a breach notification from the licensor. The breach notification would cause the license agreement to end if the default is not remedied in 90 days.

Agreement with The Johns Hopkins University and Genetics Institute, Inc.—In December 1994, the Company entered into a collaborative agreement with The Johns Hopkins University, or JHU, and Genetics Institute, Inc., or GI, a wholly owned subsidiary of American Home Products Corporation (now Wyeth). The agreement was amended and restated in January 1999. The Amended and Restated Agreement provides the Company with the right to develop and commercialize, for agricultural and veterinary uses, certain growth and differentiation factors, or GDFs, discovered by JHU while licensing human rights to Wyeth. Dr. Se-Jin Lee, a shareholder and scientific founder of the Company, has a laboratory at JHU.

The Company is entitled to certain milestone payments and royalties from Wyeth related to GDFs. Wyeth is currently developing one of these factors called GDF-8 (Myostatin), a naturally occurring protein that regulates the development of skeletal muscle. The first payment of $500,000 under this agreement was made by Wyeth to the Company in July 2004, and was recorded as revenue by the Company in 2004.

The Company was required under the agreement to make certain payments to JHU to support collaborative research during the term of the collaborative research agreement. The Company agreed to fund JHU-sponsored research from January 2001 to June 30, 2003. The collaborative research expenses were $0, $0 and $300,000 for the years ended December 31, 2005, 2004, and 2003, respectively. A total of $750,000 of collaborative research expenses was unpaid and included in accrued expenses as of December 31, 2005 and 2004.

The Company was required to make annual payments to cover the administration of patent costs in addition to license fee payments to JHU for the animal rights to certain GDFs. Expenses incurred for patent administration and license fee costs were $0, $5,000, and $5,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

United States Department of Agriculture (USDA) Agreement—In 1999, the Company signed a Co-operative Research and Development Agreement with the USDA in connection with the generation of Myostatin transgenic animals. Four transgenic pigs were born in 2002 as part of this program, to which further progeny have been born. Under this agreement, the Company made payments to the USDA of $94,000 for the year ended December 31, 2002. The Company had a payable of $127,000 as of December 31, 2005 and 2004 related to this program.

Research and License Agreement with AviGenics, Inc.—In 1998, the Company entered into a Research and License Agreement with AviGenics, Inc. The Research and License Agreement was terminated in August 2001. The Company recorded a liability of $250,000 in 2000, which remains unpaid as of December 31, 2005, due to a dispute over the amounts due.

5.	CELERA AgGen ACQUISITION

In February 2002, the Company acquired (1) a canine and cattle genotyping business operating in Davis, California, and (2) a non-exclusive, perpetual world-wide license to certain cattle, swine and poultry database products; single nucleotide polymorphism, or SNP, maps; and software, in a business combination involving affiliates of Applera Corporation (the “Celera AgGen Acquisition”). The Company is using these license rights to create diagnostic and selection tools for the detection of desirable production traits and longer term discovery product candidates in a livestock population.

The cost of the Celera AgGen Acquisition was $43,530,847, consisting of 2,000,000 shares of the Company’s Series E Convertible Preferred Stock having an estimated fair value of $35,000,000; fixed amounts payable to the seller having a present value of $8,268,051; and acquisition costs of $262,796. The present value of the fixed amounts payable to the seller were determined using an effective interest rate of 5.75%, which was the prime rate plus 1% at the date of acquisition. The fixed amounts include 12 quarterly $125,000 payments per quarter for 2002, 2003 and 2004 for a subscription-based access to Celera’s human genome database and analysis software, $2,000,000 for the first year’s license rights in 2003, and 15 annual $500,000 minimum royalty payments in 2003 through 2017. In total, the fixed amounts payable to the seller consist of $500,000 payable in 2002, $3,000,000 payable in 2003, $1,000,000 payable in 2004, and $500,000 payable each year thereafter through 2017. Such payments total $11,000,000. As of December 31, 2005, $500,000 of the fixed amount payable in 2003, $600,000 of the fixed amount payable in 2004, and $500,000 of the fixed amount payable in 2005 remain unpaid and accrued. As of December 31, 2005, the liability recorded for the deferred fixed amounts payable was $5,960,209 with $2,026,442 payable within 12 months and the remaining $3,933,767 classified as long term. An employee of Applera Corporation served on the Company’s Board of Directors from the date of the Celera AgGen Acquisition until his resignation on April 27, 2005.

The Company was required to make a payment of $1,000,000 to Celera following the receipt of $1,000,000 from Monsanto in conjunction with a swine improvement agreement entered into June 1, 2004. This amount was originally a contingent payment obligation and is separate from the fixed amounts payable described above. This payment of $1,000,000 was recorded as cost of revenue in 2004. This agreement gives Monsanto an exclusive royalty-based license to use the Company’s porcine genetic database and the associated intellectual property. See Note 4 above for more information regarding this swine improvement agreement. The Company will provide consulting and support in the use of its database resource.

Also as part of the Celera AgGen Acquisition, the Company may be required to make contingent payments as follows:

(1) A royalty equal to 20% of all economic consideration derived from agreements deploying certain of the license rights and made within four years of the date of acquisition.

(2)

A royalty equal to 3% of all economic consideration derived for 15 years from the date of acquisition under agreements deploying bovine elements of the license rights to the extent such royalty exceeds a cumulative amount of $500,000 annually.

The Company has made no contingent payments noted above, but will charge such contingent payments to operations when, and if, incurred.

Amortization of the goodwill arising from the Celera AgGen Acquisition meets federal criteria for income tax deductibility and is being treated as such on the Company’s income tax returns. However, since the Company has accumulated net operating losses, a full valuation allowance has been provided against the benefit of such deductions for book purposes. See Note 11 for further tax information.

The results of operations of Celera AgGen are included in the accompanying consolidated financial statements from the date of acquisition. The allocation of the purchase price is summarized below:

	Useful Life	Celera AgGen

Intellectual property rights	3 years	$38,268,051

Goodwill	Not applicable	3,739,870

Fixed assets	6-10 years	1,455,468

Inventory	Not applicable	67,458

Total purchase price allocation		$43,530,847

Goodwill was a result of the purchase price exceeding the value of assets acquired and is attributable to the technologies and products of the animal genomics business unit.

6.	SHARE-BASED PAYMENT EXPENSE

The consolidated statements of operations include the following share-based payment expense as calculated pursuant to the provisions of SFAS No. 123 for 2003 and SFAS No. 123(R) for 2005 and 2004:

	December 31,

	2005	2004	2003

Research and development	$482,197	$644,797	$482,818

General and administrative	2,905,168	2,715,518	2,537,323

Interest expense and accretion of debt discount	417,759	14,301,157	2,907,589

Debt issue costs	—	553,660	2,573,641

Total	$3,805,124	$18,215,132	$8,501,371

Included in debt conversion expense in 2005 and 2004 were warrants given as an inducement to convert from debt to preferred stock with a calculated value of $6,147 and $817,703, respectively.

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

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

          Prepaid expenses and other current assets consist of the following:

	December 31,

	2005	2004

Prepaid expenses	$35,171	$46,638
Supplies inventory	95,857	56,484

Total	$131,028	$103,122

The Company capitalized deferred financing costs relating to short-term debt of $0 in the years ended December 31, 2005 and 2004. Amortization expense related to deferred debt issue cost was $0, $98,565 and $734,829 for the years ended December 31, 2005, 2004 and 2003, respectively.

8.	PROPERTY AND EQUIPMENT—NET

Property and equipment consists of the following:

	December 31,

	2005	2004

Office equipment	$1,219,938	$1,207,404
Production equipment	1,814,799	1,221,825
Office equipment under capital lease	213,224	213,224
Laboratory equipment	—	337,089
Leasehold improvements	129,062	158,464

	3,377,023	3,138,006
Less: Accumulated depreciation	(1,300,367)	(1,056,337)

Total	$2,076,656	$2,081,669

The Company recorded depreciation expense of $465,089, $375,826 and $340,917 for years ended December 31, 2005, 2004 and 2003, respectively. Accumulated depreciation for equipment under capital leases was $47,380 and $23,114 as of December 31, 2005 and 2004, respectively.

The Company acquired assets through capital leases in a non-monetary transaction in the amount of $152,194 in 2004.

The Company disposed of fixed assets from MetaMorphix Canada, Inc. with a net book value of $225,720 in the third quarter of 2005.

9.	INTELLECTUAL PROPERTY RIGHTS

Acquired intangible assets subject to amortization as of December 31, 2005 and 2004 are as follows:

	December 31,

	2005	2004

Intellectual property rights	$38,268,051	$38,268,051
Less: Accumulated amortization	(38,268,051)	(36,142,048)

Total	$—	$2,126,003

Amortization expense related to intangible assets was $2,126,003, $12,756,015 and $12,756,016 for the years ended December 31, 2005, 2004 and 2003, respectively.

10.	LONG-TERM DEFERRED DEBT ISSUE COSTS

The long-term deferred debt issue cost activity in 2005, 2004 and 2003 is as follows:

Balance at January 1, 2003	$—
Allocated value of warrants granted	2,677,496
Other debt issue costs	1,176,404
Amortization to debt issue costs	(161,917)

Balance at December 31, 2003	3,691,983

Allocated value of warrants granted	2,765,531
Other debt issue costs	1,500,858
Amortization to debt issue costs	(1,478,292)

Balance at December 31, 2004	6,480,080

Allocated value of warrants granted	62,562
Other debt issue costs	532,233
Amortization to debt issue costs	(1,678,825)

Balance at December 31, 2005	$5,396,050

Other debt issue costs were related to commissions and other professional services. Warrants were granted for financial advisory service fees. These deferred debt issue costs are being amortized over the term of the notes.

11.	INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax bases of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

The provision for income taxes consists of the following:

	Year ended December 31,

	2005	2004	2003

Current:
Federal	$—	$—	$—
State	—	—

Total current	$—	$—	$—

Deferred:
Federal	(9,217,000)	(18,279,000)	(12,003,000)
State	(1,027,000)	(2,037,000)	(1,338,000)
Foreign	—	(195,000)	(230,000)

Total deferred	(10,244,000)	(20,511,000)	(13,571,000)

Change in valuation allowance, net of the effect of acquisitions	10,244,000	20,511,000	13,571,000

Provision for income taxes	$—	$—	$—

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows;

	December 31,

	2005	2004	2003

Deferred tax assets:
Stock compensation	$6,806,000	$5,475,000	$3,953,000
Accrued liabilities	1,501,000	1,568,000	1,095,000
Net operating loss	46,584,000	37,033,000	22,393,000
Intangible assets	9,662,000	10,181,000	6,441,000
Capital loss	195,000	195,000	195,000
Foreign tax credit	860,000	841,000	646,000

	65,608,000	55,293,000	34,723,000

Deferred tax liabilities:
Depreciation	(309,000)	(238,000)	(179,000)

	(309,000)	(238,000)	(179,000)

Net deferred tax asset before allowance	65,299,000	55,055,000	34,544,000
Valuation allowance	(65,299,000)	(55,055,000)	(34,544,000)

Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain given the Company’s history of losses. Therefore a valuation allowance has been recorded for the entire deferred tax asset. The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred assets.

The reconciliation of the tax provision (benefit) computed at the statutory rate to the effective tax rate is as follows:

	Year ended December 31,

	2005	2004	2003

Federal income tax rate	(35.00%)	(35.00%)	(35.00%)
State	(3.90%)	(3.90%)	(3.90%)
Foreign	—	(0.95%)	(1.69%)
Permanent tax differences	.04%	.04%	.03%
Change in valuation allowance	38.86%	39.81%	40.56%

Effective tax rate	0.00%	0.00%	0.00%

As of December 31, 2005, the Company had federal net operating loss carryforwards of approximately $117,000,000 and capital loss carryforwards of approximately $500,000. The federal net operating loss carryforwards will expire from 2010 through 2025 and the capital loss carryforwards will expire in 2006.

The Tax Reform Act of 1986 contains provisions that may limit the amount of NOL carryforwards that may be used in any given year if certain events, including a significant change in ownership, occur. The provisions of these “ownership change” rules could limit the Company’s ability to utilize its loss carryforwards.

12.	COMMITMENTS AND CONTINGENCIES

Leases and Royalty Agreements— The Company has office facilities and equipment under capital and operating leases. In addition, the Company has certain agreements that provide for minimum future royalty payments and sublease income. Future minimum payments for capital leases, noncancelable operating leases, and royalty agreements with terms in excess of one year, as well as expected minimum payments to be received from subleases with terms in excess of one year at December 31, 2005, are as follows:

	Capital	Operating	Sublease	Royalty
	Leases	Leases	Income	Agreements

2006	$42,390	$964,261	$(278,550)	$171,600
2007	42,390	579,228	—	171,600
2008	42,390	437,825	—	171,600
2009	29,155	488,913	—	171,600
2010	17,480	504,104	—	171,600

Thereafter	24,764	696,001	—	—

Total payments/(receipts)	198,569	3,670,332	(278,550)	858,000

Less: Amounts representing interest	(34,474)	—	—	—

Net payments/(receipts)	$164,095	$3,670,332	$(278,550)	$858,000

The commitments for capital leases and operating leases set forth in the above table have not been reduced for anticipated sublease income.

Rent expense under operating leases was $1,150,928, $832,259, and $764,517 for the years ended December 31, 2005, 2004, and 2003, respectively. Sublease income was $135,708, $92,404, and $7,190 for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company is currently leasing space in Savage, Maryland which it no longer occupies. This lease commenced on January 1, 2002 and will terminate on December 31, 2011. The Company currently subleases this space. This sublease commenced on December 1, 2004 and will terminate on December 31, 2011. The sublease covers the primary lease obligation. MetaMorphix, Inc. has the option and intends to assign the lease to the sub-lessee and effectively terminate the lease on December 31, 2006.

Litigation—From time to time, the Company and its subsidiaries face lawsuits and claims related to commercial, employment and patent-related matters.

Regions Bank, a secured, $5 million lender of Samuel R. Dunlap, Jr., a former Director who is in bankruptcy, has sued us in U.S. District Court for the Northern District of Georgia, Gainesville Division, for payment of an August 1, 2001 $731,000 Promissory Note made by us to Mr. Dunlap. The amount that is owed is in dispute (due to offsets made prior to the bankruptcy at Mr. Dunlap’s direction) and we contend that the conditions precedent to the maturity of the loan have not occurred. We also note that our December 31, 2005 financial statements reflect principal and interest of $625,498 as being owed as of such date. Regions Bank has also claimed that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We dispute this claim. We have incurred $65,189 of legal expense to date related to the defense of this lawsuit.

In addition, during 2005, we settled and dismissed four lawsuits for a total cost of $105,640. There are no such cases presently pending as of December 31, 2005.

Although the possible loss or range of loss for these matters cannot be estimated, management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Director and Officer Indemnification—The Company’s certificate of incorporation provides that it will indemnify and hold harmless its officers, directors and others serving the corporation in various capacities to the fullest extent permitted by the Delaware General Corporation Law, or DGCL. Section 145 of the DGCL provides that a Delaware corporation has the power to indemnify officers and directors in specified circumstances. As of December 31, 2005, the only outstanding matter relating to director and officer indemnification is regarding the Regions Bank matter described above. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

Management Compensation—The Company has entered into agreements with four employees, including three executives and one scientist, which require payments by the Company totaling approximately $1,009,000 annually based on their current salaries.

13.	DEBT

The table below summarizes the short-term debt activity and year-end balances for 2005 and 2004:

	Year ended December 31, 2005	Year ended December 31, 2004

SHORT-TERM NOTES PAYABLE

8% Secured Convertible Promissory Notes
Face amount, beginning of year	$195,956	$3,640,987
Issuance of new notes to satisfy accrued interest payable	11,140	19,876
Repayments	(55,080)	(748,249)
Conversion from (to) common stock	—	51,029
Conversion to preferred stock	(10,001)	(2,767,687)

Face amount, end of year	142,015	195,956

10.9% Secured Convertible Promissory Notes
Face amount, beginning of year	979,402	2,544,984
Issuance of new notes to satisfy accrued interest payable	140,332	84,198
Repayments	(64,448)	(910,371)
Conversion to preferred stock	(117,442)	(739,409)

Face amount, end of year	937,844	979,402

8% - 15% Bridge Loans
Face amount, beginning of year	170,000	3,755,000
Proceeds from debt issuance	3,292,958	—
Repayments	—	(1,472,500)
Conversion to long-term debt	(2,084,958)	(2,112,500)

Face amount, end of year	1,378,000	170,000

Capital Lease Notes Payable	31,145	28,466

SHORT-TERM NOTES PAYABLE	$2,489,004	$1,373,824

8.0% Secured Convertible Promissory Notes—These notes (or “8% Notes”) bear interest at 8.0%. Each holder has the right at maturity, or the closing of a firm commitment for an initial public offering, for the principal and interest to convert into common stock of the Company at the election of the holder at a discounted price determined by the level of participation in the offering. The discount ranges from 20% to 40%.

The Company repaid $55,080 and $748,249 in the years ended December 31, 2005 and 2004, respectively. The Company converted $2,767,687 of 8% Notes as well as accrued interest of $239,610, into 683,477 shares of Series F Convertible Preferred Stock of the Company in the year ended December 31, 2004. In connection with the 8% Note conversion to Series F Convertible Preferred Stock, the Company issued warrants to purchase 819,757 shares of common stock with an exercise price of $6.00 during the year ended December 31, 2004. The warrants expire in 2014 and had a calculated value of $659,923.

The conversion of the 8.0% Notes into the Series F Convertible Preferred Stock in 2004 described above qualified as an induced conversion of convertible debt. The Company has recorded debt conversion expense in the amount of $2,613,102 in the year ended December 31, 2004, related to this induced conversion. This expense includes the calculated value of warrants granted. There were no conversions of our 8% Notes into equity during 2005.

10.9% Secured Convertible Promissory Notes—These notes, or the 10.9% Notes, bear interest at 10.9%. As of December 31, 2005, each holder has the right to convert the principal and interest at a price of $4.00 per share.

The Company repaid $64,448 and $910,371 in the years ended December 31, 2005 and 2004, respectively. The holders converted principal of $117,442 as well as accrued interest of $26,550 into 16,883 shares of Series G Convertible Preferred Stock of the Company in the year ended December 31, 2005. In connection with the 10.9% Note conversion to Series G Convertible Preferred Stock, the Company issued warrants to purchase 17,769 shares of common stock with an exercise price of $6.00, and warrants to purchase 3,599 shares of common stock with an exercise price of $4.00 during the year ended December 31, 2005. The warrants expire in 2015 and had a calculated value of $6,147.

The Company issued new rollover notes which included amounts to satisfy accrued interest of $140,332 and $84,198 for the year ended December 31, 2005 and 2004, respectively, at the election of the noteholders.

The holders converted principal of $739,409 as well as accrued interest of $67,018 into 183,277 shares of Series F Preferred stock of the Company in the year ended December 31, 2004. In connection with the 10.9% Note conversion to Series F Convertible Preferred Stock, the Company issued warrants to purchase 195,995 shares of common stock with an exercise price of $6.00 during the year ended December 31, 2004. The warrants expire in 2014 and had a calculated value of $157,780.

The conversion of the 10.9% Notes into shares of Series G Convertible Preferred Stock in 2005 and Series F Convertible Preferred Stock in 2004 described above qualified as induced conversions of convertible debt. The Company has recorded debt conversion expense in the amount of $93,696 and $668,360 in the years ended December 31, 2005 and 2004, respectively, related to these induced conversions. This expense includes the calculated value of warrants granted.

Bridge Loans—The Company issued bridge loans in 2005 which totaled $3,292,958. These loans bear interest at 10% and are repayable one year from the original issue date. The Company issued warrants in connection with these loans to purchase 257,495 shares of common stock. These warrants have an exercise price of $4.00 and a calculated value of $157,395, which was recorded as interest expense in 2005. Holders of bridge notes totaling $2,084,958 converted their bridge loans, along with accrued interest into $2,180,336 of 10.0% Secured Convertible Promissory Notes on December 30, 2005. There was no gain or loss on the conversion.

The Company also issued warrants to purchase 50,248 shares of common stock in the year ended December 31, 2005 for advisory services in connection with obtaining the bridge loans. The warrants have an exercise price of $4.00 per share, expire in 2015, had a calculated value of $31,712 and were recorded as debt issue costs in the year ended December 31, 2005.

The Series C, D, and E Bridge Loans were issued in May through July 2003 and totaled $5,975,000. The Company had no amounts due under these loans at either December 31, 2005 or December 31, 2004. The loans had a 12% interest rate and were due on December 31, 2003. The Company repaid $0 and $1,392,500 plus accrued interest during the years ended December 31, 2005 and 2004, respectively. The Company incurred penalty interest at a rate of 18% on past-due balances. During the year ended December 31, 2004, holders of the Series C, D, and E Bridge Notes converted $2,112,500 plus accrued interest into $2,203,730 of 12.5% Convertible Secured Promissory Notes. In connection with the Series C, D, and E Bridge Loans, the Company issued warrants to purchase 2,390,000 of common stock with an initial exercise price of $12.00. These warrants expire in 2013, have an allocated value of $917,761, and were recorded as interest expense during the year ended December 31, 2003. The exercise price of these warrants was subsequently adjusted down to $6.00 due to the triggering of a contingently adjustable exercise price clause in the warrant document. The calculated value of this adjustment was $1,241,704, which was recorded as interest expense in 2003. During the year ended December 31, 2004, the Company also issued penalty warrants to purchase 3,325,000 shares of common stock with an initial exercise price of $6.00. Penalty warrants were granted because the Series C, D, and E Bridge Loans were not repaid in full by the due date. These warrants had a calculated value of $2,262,531 which was recorded as interest expense in 2004. The exercise price of the penalty warrants was adjusted to $4.00 in 2004 due to the triggering of a contingently adjustable exercise price clause in the warrant document. The calculated value of this adjustment was $1,777,950, which was recorded as interest expense in 2004.

Other Various Bridge Loans— The Company issued a promissory bridge loan for $225,000 to an accredited investor in a private placement in December 2002. This loan bears interest at 8% with no stated maturity date. The Company converted $75,000 of this loan, plus accrued interest of $6,211 into 13,333 shares of common stock in January 2003. The Company repaid $80,000 of the remaining loan during the year ended December 31, 2004. The outstanding balance on this loan was $70,000 at December 31, 2005 and 2004.

The Company issued a promissory bridge loan for $100,000 to an unrelated investor in January 2003. This loan bears interest at 12% with no stated maturity date. The outstanding balance on this loan was $100,000 at December 31, 2005 and 2004.

Promissory Notes due to Related Parties—The Company had amounts due to related parties of $1,584,498 and $1,214,498 as of December 31, 2005 and December 31, 2004, respectively. These notes are promissory notes and bridge loans with members of management and directors, bearing interest at various rates, the lowest of which being prime plus 1%, and the highest being 12%, and are payable on demand. Proceeds from these borrowings were used to fund continuing operations. The Company repaid $0 and $35,000 in the years ended December 31, 2005 and 2004, respectively.

In the connection with the issuance of the promissory notes from related parties, the Company granted warrants to purchase 374,028 shares of the Company’s common stock, with an allocated value of $737,104 in 2002. The Company recorded the value of these warrants as interest expense for the year ended December 31, 2002. The warrants have exercise prices of $5.00 and expire in 2012.

Mr. Sam Dunlap served as a financial advisor to the Company and secured financing for the Company during his term as a director between January 14, 2000 and August 27, 2002. A retainer fee of $10,000 per month was payable to him from November 1999 to June 2003 for services as a financial advisor. Unpaid retainer fees and various bridge loans made by Mr. Dunlap to the Company together total $625,498 and remain unpaid as of December 31, 2005. During the period August 2000 through March 2001, Dr. Quattlebaum, the Company’s Co-Chairman and Chief Executive Officer, made working capital loans to the Company totaling $264,000. At December 31, 2005 and 2004, we had $264,000 due on these loans. These loans are evidenced by notes bearing interest at prime plus 1% and are due on demand.

The Company obtained bridge loans in May and June 2003 from directors totaling $560,000. The loans bear interest at 12%. The Company had outstanding amounts due from these loans of $250,000 at December 31, 2005 and 2004. The Company repaid $280,000 plus accrued interest in November 2003. The Company repaid $30,000 plus accrued interest in February 2004. In connection with these loans, the Company issued warrants to purchase 224,000 shares of common stock in 2003 with an exercise price of $12.00. The warrants had an allocated value of $94,891 which was recorded as interest expense in 2003. The exercise price was subsequently adjusted down to $6.00 due to a contingently adjustable exercise price clause in the warrant document. The calculated value of the exercise price adjustment was $116,377, which was recorded as interest expense in 2003. These warrants expire in 2013. In the year ended December 31, 2004, due to non-repayment of these bridge loans, the Company issued penalty warrants to purchase 296,000 shares of common stock with an initial exercise price of $4.00 and $6.00. The penalty warrants had a calculated value of $264,193 which was recorded as interest expense in 2004. The exercise price of the $6.00 warrants was subsequently adjusted down to $4.00 due to a contingently adjustable exercise price clause in the warrant document. The calculated value of the exercise price adjustment was $88,764, which was recorded as interest expense in 2003. In 2005, the Company issued penalty warrants to purchase 40,000 shares of common stock with an exercise price of $4.00. The penalty warrants had a calculated value of $18,032 which was recorded as interest expense in 2005. These penalty warrants were issued due to the past-due balances on the loans and expire in 2014. Also due to the past-due balances, the loans bear a penalty interest rate of 18% for the years ended December 31, 2005 and 2004.

The table below summarizes the long-term debt activity and year-end balances for 2005 and 2004:

	Year ended December 31, 2005	Year ended December 31, 2004

LONG-TERM NOTES PAYABLE

12.5% Convertible Secured Promissory Notes
Face amount, beginning of year	$16,200,631	$6,567,973
Proceeds from debt issuance	—	6,607,939
Conversion from short-term notes including accrued interest of $91,230	—	2,203,730
Issuance of new notes to satisfy accrued interest payable	2,046,303	820,989

Face amount, end of year	18,246,934	16,200,631

Unaccreted debt discount, beginning of year	(7,000,745)	(3,867,245)
Debt discount from allocated value of warrants granted	—	(4,934,571)
Accretion of discount to interest expense	1,801,071	1,801,071

Unaccreted debt discount, end of year	(5,199,674)	(7,000,745)

12.5% Convertible Secured Promissory Notes net outstanding balance, end of year	13,047,260	9,199,886

10% Secured Convertible Promissory Notes
Face amount, beginning of year	—	—
Proceeds from debt issuance	2,749,250	—
Conversion from short-term notes including accrued interest of $95,378	2,180,336	—

Face amount, end of year	4,929,586	—

Unaccreted debt discount, beginning of year	—	—
Debt discount from allocated value of warrants granted	(404,741)	—
Debt discount from allocated value of embedded derivative	(43,214)	—
Accretion of discount to interest expense	37,330	—

Unaccreted debt discount, end of year	(410,625)	—

10% Secured Convertible Promissory Notes net outstanding balance, end of year	4,518,961	—

Note Payable to Wyeth
Face amount, beginning and end of year	2,200,000	2,200,000

LONG-TERM NOTES PAYABLE, net of debt discount	$19,766,221	$11,399,886

12.5% Convertible Secured Notes—These notes bear interest at 12.5%. As of December 31, 2005, each holder has the right to convert the principal and interest at a price of $4.00 per share. The notes will automatically convert into common stock at the conversion price upon the closing of an initial public offering of the Company’s securities. These notes mature between November 2008 and March 2009.

In connection with the issuance of the 12.5% Convertible Secured Promissory Notes (or “12.5% Notes”) in 2004 and 2003, the Company granted warrants to purchase 4,360,250 and 3,283,956 shares of common stock, respectively. These warrants had an exercise price of $6.00 per share, expire in 2014 and 2013, and had an allocated value of $2,797,723 and $2,240,641, in 2004 and 2003, respectively. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt. In addition, these convertible notes with detachable warrants contained an embedded beneficial conversion feature. The Company calculated the value of this beneficial conversion feature to be $2,136,848 and $1,830,143 relating to the notes issued in 2004 and 2003, respectively. This value was recorded as additional discount and will be amortized over the life of the debt.

During the second quarter of 2004, a triggering event occurred which caused an adjustment in the terms of the warrants which were issued in connection with the 12.5% Notes. This adjustment caused the exercise price of the warrant issued to decrease from $6.00 to $4.00 per share. It also caused the number of warrants to increase by 50%, from 7,644,206 to 11,466,309. Additional interest expense of $9,208,160 was recorded in 2004 as a result of the adjustment. Future adjustments could occur due to the full-ratchet clause in the warrant agreements for those warrants issued in connection with the 12.5% Notes. No such triggering events occurred in 2005.

Amortization expense relating to the debt discounts, both the value of the warrants granted as well as the beneficial conversion feature, was $1,801,071, $1,801,071 and $203,539 for the years ended December 31, 2005, 2004, and 2003, respectively.

Based on the terms of the 12.5% Notes, the Company is required to issue penalty warrants to the holders of the 12.5% Notes if an initial public offering has not been completed within one year of the date of the notes. The Company issued penalty warrants, each with an exercise price of $8.00 per share, to purchase 1,614,582 shares of common stock as of December 31, 2004. These warrants expire in 2014, were valued at $655,443 and were expensed as interest expense in 2004. In 2005, the Company issued additional penalty warrants, each with an exercise price of $8.00 per share, to purchase 1,461,346 shares of common stock. These warrants were valued at $205,692 and were expensed as interest expense in 2005. Based on the warrant exchange discussed in Note 14 to the consolidated financial statements, the warrant exchange completed by the Company in 2005 served to amend the terms of the original note agreement. The amendment was to eliminate the obligation to issue penalty warrants into the future.

The Company also issued warrants to purchase 700,000 and 3,600,000 shares of common stock in the years ended December 31, 2004 and 2003, respectively, for advisory services in connection with obtaining the 12.5% Note financing. The warrants had an exercise price of $6.00 per share, expire in 2014 and 2013, had a calculated value of $466,228 and $2,677,496 and were recorded as deferred financing costs in the years ended December 31, 2004 and 2003, respectively, to be amortized over the life of the debt. During the second quarter of 2004, a triggering event occurred which caused an adjustment in the terms of the warrants for advisory services in connection with the 12.5% Notes. This adjustment caused the exercise price of the warrant issued to decrease from $6.00 to $4.00 per share, and the Company recorded an additional $2,299,304 in deferred financing costs associated with the adjustment in the year ended

December 31, 2004. Amortization expense relating to the deferred financing cost was $991,793 and $133,875 for the years ended December 31, 2004 and 2003, respectively.

Based on the terms of the 12.5% Notes, accrued interest is due and payable on the one year anniversary date of the notes. The interest is payable in cash or in the form of identical new notes, at the option of the Company. The Company has satisfied the interest payment on those notes with an anniversary date before December 31, 2004 by issuing identical 12.5% Notes in the amount of $820,989. The Company has satisfied the interest payment on those notes with an anniversary date between January 1, 2005 and December 31, 2005 by issuing identical 12.5% Notes in the amount of $2,046,303.

10% Secured Convertible Promissory Notes—These notes bear interest at 10%. As of December 31, 2005, each holder has the right to convert the principal and interest at a price of $4.00 per share. The notes will automatically convert into common stock upon the closing of an initial public offering of the Company’s securities. These notes mature in December 2008.

In connection with the issuance of the 10% Notes in 2005, the Company granted warrants to purchase 809,379 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2015, and had an allocated value of $404,741 in 2005. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt.

Contained in the registration rights section of the subscription agreement for the 10% Notes is a liquidated damages clause which the Company has accounted for as an embedded derivative in accordance with Emerging Issues Task Force, or EITF, Issue No. 05-4, The Effects of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Management, with the assistance from a valuation specialist, determined the fair value of this embedded derivative to be $43,214 at December 31, 2005. This value was recorded as a debt discount to be amortized over the life of the debt. Management will continue to re-value this embedded derivative each reporting period that it remains outstanding. Any changes to the fair value subsequent to the initial valuation will be recorded as expense per SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Amortization expense relating to the debt discount was $37,330 for the year ended December 31, 2005.

The Company also issued warrants to purchase 116,041 shares of common stock in the years ended December 31, 2005 for advisory services in connection with obtaining the 10% Note financing. The warrants had an exercise price of $4.00 per share, expire in 2015, had a calculated value of $62,562 and were recorded as deferred financing costs in the year ended December 31, 2005, to be amortized over the life of the debt. Amortization expense relating to these deferred financing costs was $1,738 for the year ended December 31, 2005.

Note Payable to Wyeth—In February 1998, the Company entered into a $2,000,000 promissory note agreement with Wyeth’s predecessor, Genetics Institute, Inc. The note bore interest at the prime rate plus two percent, which was 7.25% at December 31, 2005 and 5.25% at December 31, 2004. In August 1998, the Company obtained an additional $200,000 under this note. In January 1999, the due date of the note was extended to January 1, 2005. Wyeth received the right to have the note satisfied by receipt of shares at either (a) 125% of the IPO price if shares are publicly traded or (b) a price to be negotiated in good faith by the two parties before December 31, 2004. Wyeth has the option to convert to equity or call the note due to them upon the closing of an initial public offering of the Company’s securities. The Company has recorded accrued interest of $1,188,332 and $988,601 as of December 31, 2005 and 2004, respectively, related to this debt. In April 2005, the Company obtained an extension on the due date of the $2,200,000 note which was originally due on January 1, 2005. The new due date is January 1, 2008, and as such, the Company has classified the debt and related accrued interest as long-term on the consolidated balance sheet as of December 31, 2005 and 2004.

Maturities—Aggregate maturities of long-term notes payable for each of the next five years are as follows:

December 31, 2005

2006	—
2007	—
2008	13,697,559
2009	9,632,658
2010	2,046,303
Thereafter	—

Total	25,376,520
Unaccreted discount	(5,610,299)

Total long-term notes payable	$19,766,221

14.	STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock—Preferred Stock issued by the Company ranks senior to all other classes of stock as to liquidation, dissolution, or winding up of the Company. Each share of Preferred Stock is entitled to the number of votes per share on each action as is equal to the number of shares of common stock into which each share of Preferred Stock is convertible. The following table summarizes the terms of each class of stock:

Preferred Stock	Liquidation preference amount	Conversion Rate	Liquidation value at 12/31/05	12/31/05 Shares Outstanding	12/31/05 Book Value	12/31/04 Shares Outstanding	12/31/04 Book Value

Series A	$5.84	1.000	$5,850,001	1,001,000	$5,850,001	1,001,000	$5,850,001
Series B	$2.50	1.000	$500,000	200,000	$500,000	200,000	$500,000
Series C	$2.50	1.000	$1,786,653	714,661	$1,753,503	714,661	$1,753,503
Series D	$15.00	1.000	$400,005	26,667	$360,017	26,667	$360,017
Series E	$17.50	4.375	$35,000,000	2,000,000	$35,000,000	2,000,000	$35,000,000
Series F	$4.40	1.000	$8,071,536	1,834,440	$7,710,078	1,834,440	$7,699,890
Series G	$25.00	2.105	$38,748,675	1,549,947	$8,745,173	1,461,547	$8,106,276

				7,326,715	$59,918,772	7,238,315	$59,269,687

With the exception of the holders of Series G Convertible Preferred Stock, Preferred Stock holders are entitled to receive dividends at the same rate as dividends are paid with respect to the common stock. Each share of preferred stock shall be treated as being equal to the number of shares of common stock into which each share of preferred stock is then convertible in determining the dividend for the preferred stock.

During the first quarter of 2005, the Company raised $610,000 through the sale of 71,517 shares of its Series G Convertible Preferred Stock. Series G Preferred Stock is convertible to shares of common stock at a rate determined by multiplying such shares by $10.00 and dividing the result by $4.75. In connection with this offering, the Company issued warrants to purchase 75,282 shares of common stock at an exercise price of $6.00 and warrants to purchase 15,253 shares of common stock at an exercise price of $4.00. These warrants expire in 2009. The amount allocated to such warrants was $26,800. The Company also issued warrants to purchase 22,593 shares of common stock for advisory services performed in the offering. These warrants have an exercise price of $6.00 and expire in 2009. The calculated value of these warrants was $7,820.

In 2005, certain holders of our 10.9% Notes converted principal of $117,442 and accrued interest of $26,550 into 16,883 shares of Series G Preferred Stock. In connection with the 10.9% Note conversion to Series G Preferred Stock, the Company issued warrants to purchase 17,769 shares of common stock with an exercise price of $6.00, and warrants to purchase 3,599 shares of common stock with and exercise price of $4.00 during the year ended December 31, 2005. The warrants expire in 2015 and had a calculated value of $6,147. The conversion of notes to Series G Preferred Stock qualified as an induced conversion and $93,696 of debt conversion expense was recorded for the year ended December 31, 2005.

In 2004, the Company raised $12,464,865 through the sale of 1,461,547 shares of its Series G Preferred Stock. Series G Preferred Stock is convertible into a number of shares of common stock determined by multiplying the Preferred G shares by $10.00 and dividing the result by $4.75. In connection with this offering, the Company issued warrants to purchase 1,538,440 shares of common stock at an exercise price of $6.00 and warrants to purchase 311,631 shares of common stock at an exercise price of $4.00. These warrants expire in 2009. The amount allocated to warrants was $1,226,887. The Company also issued warrants to purchase 561,579 shares of common stock for advisory services performed in the offering. These warrants have an exercise price of $6.00 and expire in 2009. The calculated value of these warrants was $414,345.

The Series G Preferred Stock accrues annual dividends at the rate of $0.90 per share, payable upon liquidation or conversion, either in cash or in common stock at the holder’s option. The Company has accrued $1,877,160 and $490,222 as dividends payable at December 31, 2005 and 2004, respectively.

In April 2004, the Company completed a rights offering to all existing stockholders to purchase its Series F Convertible Preferred Stock at a price of $4.40 per unit. Series F Preferred Stock converts to common stock at a one-to-one basis upon an initial public offering. Rights to purchase units representing 352,156 shares of Series F Preferred Stock and warrants to purchase 387,364 shares of common stock were issued for $1,549,490, less commissions of $77,123. The warrants have an exercise price of $6.00, and an allocated value of $289,171.

In May 2004, the Company entered into a Repayment, Option, and Consent Agreement with Applera Corporation where the Company paid $1,000,000 to Applera for the right and option to repurchase 500,000 of the Company’s Series E Preferred Stock at the original price of $17.50 per share. Additionally, Applera, as holder of the then senior Series E Preferred Stock, gave its consent for the Company to issue the Series G Preferred Stock. The Company completed the Celera AgGen Acquisition (see note 5) from Applera in 2002.

Also in 2004, certain of the Company’s 10.9% and 8% Secured Convertible Promissory Note holders accepted an offer to convert their remaining outstanding balance of $3,507,096 principal amount of notes plus accrued interest into 867,205 shares of Series F Preferred Stock and warrants to purchase 1,015,753 shares of common stock. The warrants have an exercise price of $6.00, expire in 2014, and had a calculated value of $817,703.

In 2004, certain investors who converted debt to common stock in 2003 re-negotiated the original conversion and converted to Series F Preferred Stock. The Company issued 615,079 shares of Series F Preferred Stock relating to these re-conversions, and reversed the conversion of 392,694 shares of common stock.

In addition, both the rights offering of the Series F and the 2004 offering of the Series G Preferred Stock contain a beneficial conversion feature as defined in Emerging Issues Task Force Abstract, or EITF, No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. The calculated value associated with the beneficial conversion feature was $71,932 for the Series F Preferred Stock and $1,042,198 for the Series G Preferred Stock. The Company immediately recognized the beneficial conversion feature as a deemed dividend in 2004.

Shares of preferred stock are convertible at any time prior to mandatory conversion at the option of the holder thereof into shares of common stock at the conversion rate shown above. The conversion rates are subject to adjustment upon the occurrence of certain dilutive events. Upon certain criteria being met, the preferred stock shall be automatically converted into common stock at the conversion rates in the event of the Company’s initial public offering. Moreover, in the event of voluntary conversion by holders of a stated percentage of the originally issued shares of a particular series of preferred stock, other holders are automatically converted. The stated percentage for Series A through D Preferred Stock is 85%, the stated percentage for Series E Preferred Stock is 75%, and the stated percentage for Series G Preferred Stock is 50%. The Series F Preferred Stock is not subject to automatic conversion in the event of a voluntary conversion by holders of a percentage of the originally issued shares.

In the event we liquidate, dissolve or wind-up, or in the event we are sold by way of merger, reorganization or asset sale, the holders of our Preferred Stock shall be entitled to be paid out of our assets and funds legally available for distribution, prior to the distribution of any of our assets or funds to our common stockholders, in the following order:

•

Holders of our Series G Preferred Stock will be entitled to an initial liquidation payment of $10.00 (inclusive of dividends actually paid) for each share of Series G Preferred Stock that a holder owns.

•

Holders of our Series E Preferred Stock will then be entitled to receive as a liquidation payment the greater of (1) $17.50 (plus declared and unpaid dividends) for each share of Series E Preferred Stock that such holder owns, or (2) the amount that such holder would receive if the holder converted its shares of Series E Preferred Stock into common stock.

•

Holders of our Series G Preferred Stock will then be entitled to receive the greater of (1) $15.00 per share (inclusive of dividends actually paid) or (2) the amount that such holder would receive if the holder converted its shares of Series G Preferred Stock into common stock.

•

Following the payments listed above, (before our holders of common stock receive any payment) holders of each of the remaining series of Preferred Stock will be entitled to receive their respective Liquidation Payments based on seniority as follows: (1) to our Series A Preferred Stock, which ranks senior to our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock, and our Series F Preferred Stock; (2) then to our Series B Preferred Stock, which ranks senior to our Series C Preferred Stock, our Series D Preferred Stock, and our Series F Preferred Stock; (3) next to our Series C Preferred Stock, which ranks senior to our Series D Preferred Stock and Series F Preferred Stock; (4) then to our Series D Preferred Stock, which ranks senior to our Series F Preferred Stock; (5) then to our Series F Preferred Stock, which ranks senior only to our common stock; (6) then to our holders of common stock.

A “Liquidation Payment” for a series of Preferred Stock is the amount which is equal to the greater of (1) the applicable liquidation preference for such series of Preferred Stock, plus any declared but unpaid dividends, or (2) the amount per share that would have been payable to holders of the series of Preferred Stock had the shares of such Preferred Stock been converted to our common stock immediately prior to our liquidation. The applicable per share liquidation payment price for our Preferred Stock is as follows: Series A Preferred Stock is $1.24, Series B Preferred Stock is $2.50, Series C Preferred Stock is $2.50, Series D Preferred Stock is $15.00, Series E Preferred Stock is $17.50, and Series F Preferred Stock is $4.40. Our Series G Preferred Stock does not have a per share price, rather its value is as described in the bullets immediately above.

Common Stock—The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors (the “Board”) out of funds legally available therefore. Upon dissolution of the Company, the holders of common stock are entitled to share, pro rata, in the Company’s net assets after payment of, or provision for, all debts and liabilities of the Company and after provision for any class of preferred stock or other senior security which may be issued by the Company. Each share of common stock is entitled to participate on a pro rata basis with each other share of such stock in dividends and other distributions declared on common stock.

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders and may not cumulate their votes for the election of directors. The holders of common stock do not have preemptive rights to subscribe for additional shares of any class that may be issued by the Company, and no share of common stock is entitled in any manner to any preference over any other share of such stock.

On November 30, 2004, the Company signed a warrant exchange agreement with a financial advisor who facilitated various debt and equity offerings in 2003 and 2004. The exchange agreement called for warrants issued to purchase 6,700,000 shares of common stock to be exchanged for common stock at an exchange ratio of 1.4. This agreement was the first step in the investor warrant exchange program which was completed in 2005. In connection with consulting on this proposed investor warrant exchange, the Company granted additional warrants to purchase 1,000,000 shares of common stock to the financial advisor in 2004. These warrants had a calculated value of $457,422 and were recorded as consulting expense in 2004. On December 30, 2004, the Company’s financial advisor elected to exchange warrants to purchase 7,580,000 shares of common stock, out of its total warrants to purchase 7,700,000 shares of common stock, for 5,414,286 shares of the Company’s common stock. There was no expense associated with this transaction.

In 2005, the Company completed an investor warrant exchange program with certain holders of its warrants to purchase common stock. This exchange offer was sent to all investors who had warrants to purchase common stock, whether from debt or preferred stock investments. Holders of warrants to purchase 21,544,726 shares of common stock exchanged their warrants for 10,762,163 actual shares of common stock. The warrants had exercise prices ranging from $0.35 to $15.00. The exchange ratio ranged from 1.1 to 27.8 warrants for one share of common stock. The Company obtained a fairness opinion on the ratio to ensure an equitable exchange through the different warrant classes. There was no expense associated with this transaction.

The Board authorized two amendments to the Company’s Certificate of Incorporation increasing the number of authorized shares of common stock to 50,000,000 in 2003, and 75,000,000 in 2004.

Management, with the assistance from a valuation specialist, determined the fair value of our common stock for each quarter during the period January 1 2005 through March 31, 2006. The analyses were preformed retrospectively and not contemporaneously, because during this period, our efforts were focused on product development and filing our initial 10-SB filing. As a result, our financial and managerial resources were limited. The valuation analyses considered the guidance set forth in the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Guide”). Accordingly, the valuation allocates the value of the business enterprise among our classes of stock with consideration given to the methodologies prescribed in the Guide.

Determining the fair value of our stock requires making complex and subjective judgments. The valuation of the business enterprise is based on a discounted future cash flow approach that uses management’s estimates of revenue, anticipated growth rates, and estimated costs. The estimates are consistent with the plans and estimates being used to manage the business. There is inherent uncertainty in making these estimates. The risks associated with achieving the forecasts were assessed in the selection of the appropriate discount rates, as well as probability weighting certain revenue based on the likelihood of achieving specific milestones. If different discount rates and probabilities had been used, the valuations would have been different.

The enterprise value was then allocated to preferred and common shares. The allocation of value to the preferred stock was based on treating the preferred shares as if they were concerted to common stock. Therefore, the value of the preferred stock was estimated as the fully diluted per share value of equity as if all preferred shares were converted to common shares. A discount for lack of marketability was applied to the portion of business enterprise allocated to the common stock. The discount was based on specific characteristics of the underlying stock. Had a different methodology used to allocate the business enterprise value or a different discount for lack of marketability been used, the allocations between preferred and common shares and the resulting value of common stock would have been different.

The results of the analyses indicated a fair value of $3.15 at March 31, 2005, $3.00 at June 30, 2005, $2.95 at September 30, 2005, and $3.20 at December 31, 2005. These fair value amounts were used in our Black-Scholes option pricing calculations in order to determine the proper stock option and warrant accounting.

Share-Based Payments—Collectively, warrants and stock options comprise share-based payments.

Warrants—Warrants are granted to non-employees in connection with financings or services provided to the Company. Stock warrant information is set forth below:

	Warrants

	Shares	Weighted Average Exercise Prices

Outstanding January 1, 2003	3,710,781	$5.69
Granted	13,352,470	4.97

Outstanding December 31, 2003	17,063,251	$5.13
Granted	19,211,355	4.75
Exercised	(3,625)	0.35
Canceled	(7,580,000)	4.60

Outstanding December 31, 2004	28,690,981	$5.01
Granted	2,869,555	6.12
Canceled	(21,544,726)	5.10

Outstanding December 31, 2005	10,015,810	$5.13

Stock Options—The Company has a nonqualified stock option plan and an incentive stock option plan that were established in December 1995 and November 1996, respectively.

The plans permit the grant of share options to its officers, employees, directors, and consultants for up to a combined 11,050,000 shares of stock. Option awards are generally granted with an exercise price equal to the market value of the Company’s stock at the date of grant and generally vest based on four years of continuous service and have 10-year contractual terms. The plans are combined for disclosure purposes due to the similar characteristics. The compensation cost that has been charged against income for those plans was $3,387,365, $3,360,315, and $3,020,141 for the years ended December 31, 2005, 2004, and 2003, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the weighted average assumptions noted in the following table. Expected volatility is based on the average historical volatilities on the stock of 15 similar companies in the agricultural and biotech industries that are publicly traded. The average historical volatilities were calculated using the time period corresponding to the vesting period. The Company uses historical data to estimate a weighted-average percentage of forfeitures within the valuation model. The expected term of options granted represents the period of time the options granted are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities in effect at the time of the grant and for instruments with a life equal to the vesting period of the grant.

	2005	2004	2003

Expected volatility	42%	49%	55%
Expected dividends	0%	0%	0%
Expected term (in years)	4	4	4
Risk-free rate	3.99%	3.11%	2.54%

          A summary of option activity under the plans for the three years ended December 31, 2005 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value ($)

Outstanding at January1, 2003	4,282,016	$4.13	8.13	$754,223
Granted	1,111,750	3.45
Exercised	(12,000)	0.02
Forfeited or expired	(74,840)	1.22

Outstanding at December 31, 2003	5,306,926	$3.97	7.60	$1,689,519

Granted	3,833,319	4.00
Exercised	(8,896)	1.13
Forfeited or expired	(175,947)	3.94

Outstanding at December 31, 2004	8,955,402	$3.70	7.65	$3,589,433

Granted	1,174,216	4.00
Exercised	(18,678)	2.05
Forfeited or expired	(762,507)	4.38

Outstanding at December 31, 2005	9,348,433	$3.68	6.89	$2,081,304

Exercisable at December 31, 2005	6,846,784	$3.53	6.34	$3,281,807

The weighted-average grant-date fair value of options granted during the years 2005, 2004, and 2003 was $0.67, $1.54, and $3.24, respectively. The total grant-date intrinsic value of options exercised during the years ended December 31, 2005, 2004, and 2003 was $(12,219), $15,422, and $2,760, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2005, 2004, and 2003, and changes during the years then ended are presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2003	1,846,624	$2.62
Granted	1,111,750	3.24
Vested	(1,139,710)	2.88
Forfeited	(70,977)	4.57

Nonvested at December 31, 2003	1,747,687	2.95

Granted	3,833,319	1.54
Vested	(937,019)	2.73
Forfeited	(162,697)	2.17

Nonvested at December 31, 2004	4,481,290	1.82

Granted	1,174,216	0.67
Vested	(2,519,933)	3.91
Forfeited	(633,925)	1.59

Nonvested at December 31, 2005	2,501,648	$1.39

As of December 31, 2005, 2004 and 2003 there was $4,081,773, $7,090,272, and $4,965,892 of total unrecognized compensation cost, respectively, related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of four years. The total fair value of shares vested during the years ended December 31, 2005, 2004 and 2003 was $4,440,049, $2,561,528, and $3,286,984, respectively.

During the years ended December 31, 2004 and 2003, the Company repriced 688,000 options held by employees. These options had originally been granted during 2002 and 2003 at a price of $7.50 and $10.00, respectively. On December 15, 2003, these options were repriced to $7.00. As a result of that modification, the Company recognized additional compensation expense of $27,842 for the year ended December 31, 2003. On June 28, 2004, these same options were again repriced to the estimated fair value of the Company’s common stock at that date of $4.00. As a result of that modification, the Company recognized additional compensation expense of $125,480 for the year ended December 31, 2004.

During 2004, the Company offered an election for option modification to all Maryland and Canada employees to be made effective as of May 26, 2004. These employees were given the choice to modify their options, in the form of receiving additional options at a lower exercise price, or to reprice their existing options. Under this modification, certain employees elected to receive 397,469 total additional options at an exercise price of $4.00, the estimated fair value of the Company’s common stock at that date. As a result of that modification, the Company recognized additional compensation expense of $94,793 for the year ended December 31, 2004. Under this same election, other employees chose to reprice 101,000 total options to $4.00. As a result of that modification, the Company recognized additional compensation expense of $21,426 for the year ended December 31, 2004.

15.	401(K) BENEFIT PLAN

The Company has a 401(k) retirement plan for the benefit of qualified employees. All full-time employees are eligible to participate and may contribute a portion of their compensation to the plan. The Company does not match contributions and the only costs to the Company for the plan are administration fees.

16.	BUSINESS SEGMENTS

The Company operates in three industry segments: Growth and Differentiation Factors, Animal Genomics and Immunopharmaceuticals. All segments are dedicated to discovering and commercializing multiple technology platforms to improve the food supply and human health. The Growth and Differentiation Factors business unit operates in Maryland with revenue generated in Maryland through the development and commercialization of companion animal health and livestock production for Growth and Differentiation Factor discoveries. The corporate headquarters is also located at the Maryland facility, and since no discrete financial information exists to separate the corporate activities from that of the Growth and Differentiation Factors segment, they are presented together in the table below. The Animal Genomics business unit operates in California with revenue generated in California through the pioneering of the use of genome information companion animal health and livestock production. The Immunopharmaceuticals business unit is operated in Canada and, in September 2005, the Company made the decision to consolidate the research efforts of the Immunopharmaceutical business unit into the Growth and Differentiation Factors business unit in order to maximize efficiency, and our facility in Canada was closed. In connection with this closure, we accrued approximately $267,000 at September 30, 2005 in severance benefits for the 11 employees who were involuntarily terminated. This amount remains unpaid at December 31, 2005.

MetaMorphix, Inc.’s President is the chief operating decision maker. The segment structure corresponds to the Company’s subsidiary structure. The three segments relate to the Company’s technology platforms and its three distinct business opportunities: livestock genomics in the Genomics segment, and human biopharmaceuticals and livestock biopharmaceuticals in the Growth and Differentiation Factors segment. The Immunopharmaceuticals segment is primarily a research and development segment.

	Segment Information

	2005

	Corporate/Growth and Differentiation Factors - Maryland	Animal Genomics – California	Immunopharma ceuticals – Canada (1)	Total

Revenues from external customers	$—	$2,516,064	$—	$2,516,064

Interest revenue (2)	16,600	—	—	16,600

Interest expense (2)	5,121,264	268,108	7,660	5,397,032

Depreciation and amortization	111,293	2,290,265	31,434	2,432,992

Segment profit (loss)	(18,895,346)	(4,820,140)	103,662	(23,611,824)

Other significant non-cash items:
Debt converted into equity	153,892	—	—	153,892
Value of warrants issued for advisory services	60,080	—	—	60,080

Segment assets	11,075,101	2,109,049	—	13,184,150

Expenditures for segment assets:
Cash payments for property, plant & equipment	23,784	48,689	440	72,913

Segment loss
Total (loss) profit for reportable segments	(18,895,346)	(4,820,140)	103,662	(23,611,824)
Elimination of intersegment profits	1,288,610	—	(1,288,610)	—

Net (loss) profit	$(17,606,736)	$(4,820,140)	$(1,184,948)	$(23,611,824)

(1) The Immunopharmaceuticals business unit was operated in Canada and, in September 2005, the Company made the decision to consolidate the research efforts of the Immunopharmaceutical business unit into the Growth and Differentiation Factors business unit in order to maximize efficiency, and our facility in Canada was closed.

(2) These amounts are combined as shown in the consolidated statement of operations.

	Segment Information

	2004

	Corporate/Growth and Differentiation Factors - Maryland	Animal Genomics – California	Immunopharma ceuticals - Canada	Total

Revenues from external customers	$500,000	$5,204,796	$—	$5,704,796

Interest revenue (1)	14,101	—	—	14,101

Interest expense (1)	18,707,999	286,929	3,783	18,998,711

Depreciation and amortization	45,365	12,904,923	40,922	12,991,210

Segment profit (loss)	(35,792,816)	(16,491,959)	101,313	(52,183,462)

Other significant non-cash items:
Debt converted into equity	3,762,692	—	—	3,762,692
Purchase of fixed assets under capital lease	152,194	—	—	152,194
Value of warrants issued for advisory services	3,179,876	—	—	3,179,876

Segment assets	11,364,668	3,855,390	268,779	15,488,837

Expenditures for segment assets:
Cash payments for property, plant & equipment	184,076	82,031	14,932	281,039
Capital lease additions to property, plant & equipment	152,194	—	—	152,194

Segment loss
Total (loss) profit for reportable segments	(35,792,816)	(16,491,959)	101,313	(52,183,462)
Elimination of intersegment profits	1,219,585	—	(1,219,585)	—

Net (loss) profit	$(34,573,231)	$(16,491,959)	$(1,118,272)	$(52,183,462)

(1)     These amounts are combined as shown in the consolidated statement of operations.

	Segment Information

	2003

	Corporate/Growth and Differentiation Factors - Maryland	Animal Genomics – California	Immunopharm aceuticals - Canada	Total

Revenues from external customers	$—	$7,406,743	$—	$7,406,743

Interest revenue (1)	—	7,189	—	7,189

Interest expense (1)	4,845,210	329,396	14,690	5,189,296

Depreciation and amortization	30,081	12,884,465	39,886	12,954,432

Segment profit (loss)	(21,379,630)	(12,946,655)	91,135	(34,235,150)

Other significant non-cash items:
Debt converted into equity	4,720,068	—	—	4,720,068
Purchase of fixed assets under capital lease	49,901	—	—	49,901
Value of warrants issued for advisory services	2,677,496	—	—	2,677,496
Capital lease disposal	(13,592)	—	—	(13,592)

Segment assets	7,944,879	16,670,858	276,037	24,891,774

Expenditures for segment assets:
Cash payments for property, plant & equipment	15,640	5,228	—	20,868
Capital lease additions to property, plant & equipment	49,901	—	—	49,901

Segment loss
Total (loss) profit for reportable segments	(21,379,630)	(12,946,655)	91,135	(34,235,150)
Elimination of intersegment profits	1,230,318	—	(1,230,318)	—

Net (loss) profit	$(20,149,312)	$(12,946,655)	$(1,139,183)	$(34,235,150)

(1)	These amounts are combined as shown in the consolidated statement of operations.

17.	RELATED PARTY TRANSACTIONS

In the opinion of management, all transactions with related parties have been conducted on terms which are fair and equitable; however, the transactions are not necessarily on the same terms as those which would have been made between wholly unrelated parties.

Directors and Employees— In February 2004, Fergus Reid, a former member of our board of directors, purchased $100,000 principal amount of our 12.5% Notes. In February 2005, Mr. Reid was issued an additional note with a principal amount of $12,500 to satisfy the first year’s interest. At December 31, 2005, accrued but unpaid interest on these notes was $12,175. In February 2006, Mr. Reid was issued two additional notes with principal amounts of $12,500 and $1,563 to satisfy interest due.

Mr. Howard Minigh is a current member of the Company’s board of directors and a holder of 11,725 shares of the Company’s Series G preferred stock. Mr. Minigh received warrants to purchase 12,342 shares of common stock at an exercise price of $6.00, and warrants to purchase 2,500 shares of common stock at an exercise price of $4.00. These warrant grants were in accordance with the Series G terms.

Mr. Sam Dunlap served as a financial advisor to the Company and secured financing for the Company during his term as a director between January 14, 2000 and August 27, 2002. A retainer fee of $10,000 per month was payable to him from November 1999 to June 2003 for services as a financial advisor. Unpaid retainer fees and various bridge loans made by Mr. Dunlap to the Company together total $625,498 and remain unpaid as of December 31, 2005. During 2002, Mr. Dunlap also received a grant of 275,000 nonqualified stock options at an exercise price of $8.00 for financial advisory services provided, which had a calculated value of $771,967. Mr. Dunlap was also granted 265,616 warrants in 2002 at an exercise price of $5.00 for financial advisory services, which had a calculated value of $523,454.

The Company had amounts due to related parties of $1,584,498 and $1,214,498 as of December 31, 2005 and December 31, 2004, respectively. These notes are promissory notes and bridge loans with members of management and directors, bearing interest at rates ranging from prime plus 1% to 12%, and are payable on demand.

The Company had a liability accrued for bonuses payable to employees of $3,526,183 and $3,931,032 at December 31, 2005 and 2004, respectively. Management is currently working with the Board of Directors to formally grant and pay bonuses for the years 2004 and 2005. The Company intends to satisfy all employee bonus obligations.

In 2005, the Company’s President declined the bonus which was awarded to him by the Board of Directors. This bonus was for $180,703 ($195,976 including accrued employer payroll taxes payable). The declination was accounted for as forgiveness of debt by a related party, and recorded as a capital contribution in 2005.

18.	QUARTERLY DATA (unaudited)

The following tables summarize our quarterly results of operations for each of the quarters in 2005 and 2004. These quarterly results are unaudited, but in the opinion of management have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our results of operations.

	2005

	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,

Revenue	$729,811	$621,951	$600,407	$563,895

Operating costs and expenses	(7,126,499)	(4,949,844)	(4,231,432)	(2,030,857)

Operating loss	(6,396,688)	(4,327,893)	(3,631,025)	(1,466,962)

Other costs	(2,199,377)	(1,690,787)	(2,135,862)	(1,763,230)

Net loss	$(8,596,065)	$(6,018,680)	$(5,766,887)	$(3,230,192)

Preferred stock dividends and accretion of beneficial conversion features	(336,393)	(347,336)	(351,604)	(351,606)

Net loss attributable to common stockholders	$(8,932,458)	$(6,366,016)	$(6,118,491)	$(3,581,798)

Basic and diluted net loss per share	$(0.94)	$(0.37)	$(0.30)	$(0.18)

Weighted-average shares outstanding used in computing basic and diluted net loss per share *	9,500,531	17,310,003	20,365,586	20,369,719

	2004

	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,

Revenue	$417,744	$3,304,688	$1,036,389	$945,975

Operating costs and expenses	(8,003,776)	(8,970,149)	(7,922,215)	(8,464,860)

Operating loss	(7,586,032)	(5,665,461)	(6,885,826)	(7,518,885)

Other costs	(6,356,039)	(13,802,861)	(1,617,560)	(2,750,798)

Net loss	$(13,942,071)	$(19,468,322)	$(8,503,386)	$(10,269,683)

Preferred stock dividends and accretion of beneficial conversion features	(34,394)	(37,538)	(1,017,857)	(514,563)

Net loss attributable to common stockholders	$(13,976,465)	$(19,505,860)	$(9,521,243)	$(10,784,246)

Basic and diluted net loss per share	$(3.14)	$(4.79)	$(2.34)	$(2.58)

Weighted-average shares outstanding used in computing basic and diluted net loss per share *	4,449,240	4,068,833	4,069,060	4,186,815

* - The net loss per share in each quarter is computed using the weighted-average number of shares outstanding during the quarter. The net loss per share for the full year, however, is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the quarterly net loss per share amounts does not equal the full-year net loss per share.

19.	SUBSEQUENT EVENTS

10% Secured Convertible Promissory Note Offering – The Company obtained additional financing under the 10% Secured Convertible Promissory Note offering through the issuance of $6,152,177 of promissory notes in January through August 2006, each with a three year term. In connection with this offering, the Company issued warrants to purchase 1,055,071 shares of common stock. These warrants have an exercise price of $4.00 per share and expire in 2011. In addition, the Company paid a commission of $26,714 in connection with these investments, and granted warrants to purchase 33,417 shares of common stock for financial advisory services. These warrants have an exercise price of $4.00 per share and expire in 2011.

The Company obtained additional financing under the 10% Secured Convertible Promissory Note offering through the issuance of $1,857,000 of promissory notes in September 2006, each with a three year term. In connection with this offering, the Company issued warrants to purchase 46,425 shares of common stock. These warrants have an exercise price of $4.00 per share and expire in 2011. In addition, the Company incurred expenses of $92,520 relating to these investments.

The Company, with the assistance from a valuation specialist, recalculated the fair value of the embedded derivative associated with the 10% Notes for the first two quarters of 2006. The value was determined to be $73,070 and $69,588 at March 31, 2006 and June 30, 2006, respectively.

Additional 12.5% Note Issuance—Based on the terms of the 12.5% Notes, accrued interest is due and payable on the one year anniversary date of the notes. The interest is payable in cash or in the form of identical new notes, at the option of the Company. In 2006, the Company issued additional identical 12.5% Notes in the amount of $1,241,803 to satisfy accrued interest payable.

Bridge Loan from a Director – The Company obtained a bridge loan from Mr. Peter Meyer, a current member of our board of directors, on January 3, 2006 in the amount of $350,000. The loan was for working capital needs and was repaid in full on January 10, 2006. The Company also obtained bridge loans from Mr. Meyer on March 9, 2006, March 15, 2006, June 7, 2006, and June 23, 2006 in the amounts of $300,000, $100,000, $100,000 and $100,000, respectively, all of which are outstanding as of August 31, 2006.

ITEM 13.	EXHIBITS

Section	Document Name

3.1*	Certificate of Incorporation of MetaMorphix, Inc., as amended.

3.2*	Amended & Restated By-laws of MetaMorphix, Inc.

4.1*	Form of 12.5% Convertible Promissory Note, as amended.; Form of Convertible Secured Promissory Note; Form of Warrant to Purchase Common Stock of MetaMorphix, Inc.

10.1*	Employment Agreement dated January 1, 1998 by and between Edwin C. Quattlebaum and MetaMorphix, Inc.

10.2*	Employment Agreement dated as of May 31, 2004 by and between Thomas P. Russo and MetaMorphix, Inc.

10.3*	Employment Agreement dated as of September 5, 2000 by and between Ronald Stotish and MetaMorphix, Inc.

10.4*	Fourth Amended Consulting Agreement dated as of April 1, 2000 by and between Se-Jin Lee and MetaMorphix, Inc.

10.5*	Amended and Restated 1996 Employees Incentive Stock Option Plan of MetaMorphix, Inc.

10.6*	Amended and Restated 1995 Non-Qualified Officer, Director, Employee, and Consultant Stock Option Plan of MetaMorphix, Inc.

10.7*	Sublease by and between Baxter Healthcare Corporation and MetaMorphix, Inc. dated as of October 18, 2004

10.8*	Lease Agreement by and between Columbia Acquisition, LLC and MetaMorphix, Inc. dated December 17, 2001

10.9*	Consent to Sublease by and between Columbia Acquisition, LLC and MetaMorphix, Inc. dated as of November 23, 2004;

10.10*	Sublease by and between MetaMorphix and Chesapeake PERL, Inc. dated as of November 23, 2004.

10.11*	First Amendment of Lease and Extension of Term Agreement by and between MMI Genomics, Inc. and Haussler Office Park, L.P. dated as of July 31, 2002

10.13*

Livestock Database License Agreement entered into as of February 28, 2002 (the “Livestock Database License Agreement”) by and between PE Corporation (NY) through the Celera Genomics Group and MetaMorphix, Inc. (Confidential treatment has been requested with respect to certain portions of this agreement)***

10.14*

Amendment No. 1 to the Livestock Database License Agreement and Subscription Agreement made as of June 17, 2003 by and between Applera Corporation (successor to its wholly-owned subsidiary PE Corporation (NY) through the Celera Genomics Group) and MetaMorphix, Inc.

10.15*

Amendment No. 2 to the Livestock Database License Agreement dated as of August 29, 2003 by and between Applera Corporation (successor to its wholly-owned subsidiary PE Corporation (NY) through the Celera Genomics Group) and MetaMorphix, Inc.

10.16*

Amendment No. 3 to the Livestock Database License Agreement dated as of September 8, 2003 by and between Applera Corporation (successor to its wholly-owned subsidiary PE Corporation (NY) through the Celera Genomics Group) and MetaMorphix, Inc.

10.17*

Amendment No. 4 to the Livestock Database License Agreement dated as of October 1, 2003 by and between Applera Corporation (successor to its wholly-owned subsidiary PE Corporation (NY) through the Celera Genomics Group) and MetaMorphix, Inc.

10.18*

Amendment No. 5 to the Livestock Database License Agreement dated as of October 1, 2003 by and between Applera Corporation (successor to its wholly-owned subsidiary PE Corporation (NY) through the Celera Genomics Group) and MetaMorphix, Inc.

10.19*	Shareholders Agreement dated as of February 29, 2002 by and among MetaMorphix, Inc. and the shareholders listed therein.

10.20**

Swine Improvement Agreement effective June 1, 2004 by and between Monsanto Company and MetaMorphix, Inc. (Confidential treatment has been requested with respect to certain portions of this agreement)***

10.21**

Joint Development and Joint Marketing Agreement entered into as of May 6, 2002 by and between MetaMorphix, Inc., Excel Corporation and Cargill Inc. (Confidential treatment has been requested with respect to certain portions of this agreement)***

10.22**

Cross-License Agreement entered into as of October 14, 2002 by and between Wyeth by and through Genetics Institute, L.L.C. and MetaMorphix, Inc. (Confidential treatment has been requested with respect to certain portions of this agreement) ***

10.23**

Amended and Restated Collaboration Agreement dated as of January 26, 1999 by and among Genetics Institute, Inc., The Johns Hopkins University and MetaMorphix, Inc. (Confidential treatment has been requested with respect to certain portions of this agreement) ***

10.24*	Promissory Note of February 9, 1998 of MetaMorphix, Inc., as Maker, payable to Genetics Institute, Inc. (the “Promissory Note”).

10.25*	First Allonge to the Promissory Note of August 18, 1998 of MetaMorphix, Inc., as Maker, payable to Genetics Institute, Inc.

10.26*	Second Allonge to the Promissory Note of October 30, 1998 of MetaMorphix, Inc., as Maker, payable’ to Genetics Institute, Inc.

10.27*	Third Allonge to the Promissory Note of January 26, 1999 of MetaMorphix, Inc., as Maker, payable to Genetics Institute, Inc.

10.28*	Fourth Allonge to the Promissory Note of April 28, 2005 of MetaMorphix, Inc., as Maker, payable to Genetics Institute, Inc.

10.29*	Security Agreement dated as of April 28, 2005 by and between Genetics Institute, LLC and MetaMorphix, Inc.

10.30**

Limited Liability Company Agreement of Willmar/MetaMorphix Turkey Joint Venture, LLC dated as of September 4, 2002 (Confidential treatment has been requested with respect to certain portions of this agreement) ***

10.31**

Agreement dated as of August 2000, between The University of Saskatchewan as represented by the Veterinary Infectious Disease Organization and MetaMorphix International, Inc. (Confidential treatment has been requested with respect to certain portions of this agreement) ***

10.32*

License Agreement, effective as of September 17, 2004 between Genetic Technologies Limited and MetaMorphix, Inc. (Confidential treatment has been requested with respect to certain portions of this agreement) ***

14.1*	Code of Ethics

21.1*	Subsidiaries of MetaMorphix, Inc.

31.1	Section 302 Certifications of Principal Executive Officer

31.2	Section 302 Certifications of Principal Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

* - These exhibits were filed with the Form 10-SB on May 2, 2005.

** - These exhibits were filed with the Form 10-SB Amendment No. 1 on October 3, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees billed for the audit services performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte entities”) during the 2005 and 2004 fiscal years.

	2005	2004

Audit Fees	$275,000	$651,308
Tax Fees	7,500	0

          Audit Fees. Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our 10-QSB, and audit services provided in connection with other statutory and regulatory filings. Audit fees for 2004 represent fees for the audits of fiscal years 2003 and 2004 combined.

          Tax Fees. Tax Fees include professional services related to tax compliance, tax advice and tax planning, including the preparation of federal and state tax returns.

          The Audit Committee pre-approved all of the services provided by the Deloitte entities for fiscal years 2005 and 2004. Pursuant to the Audit Committee Charter, the Audit Committee must pre-approve audit and non-audit services to be provided to us by the independent registered public accounting firm, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METAMORPHIX, INC.

Date: October 3, 2006
/s/ Edwin Quattlebaum

Edwin Quattlebaum
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edwin Quattlebaum	October 3, 2006

Edwin Quattlebaum
Director, Co-Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ Thomas P. Russo	October 3, 2006

Thomas P. Russo
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ Clifton Baile	October 3, 2006

Clifton Baile
Director

John R. Block
Director

William Buckner
Director

/s/ Victor M. Casini	October 3, 2006

Victor M. Casini
Director

/s/ Peter Drake	October 3, 2006

Peter Drake
Director

/s/ Peter A. Meyer	October 3, 2006

Peter A. Meyer
Director and Co-Chairman of the Board

/s/ Howard L. Minigh	October 3, 2006

Howard L. Minigh
Director