Form 10QSB
period 2006-03-31
MetaMorphix Inc.
filed 2006-10-03
CIK 1289370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Page No.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets as of March 31, 2006 and December 31, 2005	5

Consolidated Condensed Statements of Operations for the Three Months
Ended March 31, 2006 and 2005	6

Consolidated Condensed Statements of Cash Flows for the Three Months Ended
March 31, 2006 and 2005	7

Notes to Consolidated Condensed Financial Statements	8

ITEM 2. Management's Discussion and Analysis or Plan of Operation	14

ITEM 3. Controls and Procedures	16

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	17

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3. Defaults Upon Senior Securities	17

ITEM 6. Exhibits	17

SIGNATURES	18

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

PART I. FINANCIAL INFORMATION

ITEM 1.      Consolidated Condensed Financial Statements (Unaudited)

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$253,325	$1,382,225
Accounts receivable	156,061	253,827
Prepaid expenses and other current assets	85,551	131,028
Total current assets	494,937	1,767,080

PROPERTY AND EQUIPMENT—Net	1,961,781	2,076,656
GOODWILL	3,739,870	3,739,870
LEASE SECURITY DEPOSITS	204,494	204,494
DEFERRED DEBT ISSUE COSTS	5,030,956	5,396,050
	10,937,101	11,417,070
TOTAL ASSETS	$11,432,038	$13,184,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,415,740	$9,042,468
Accrued compensation	4,963,160	5,766,847
Accrued dividends	2,221,121	1,877,160
Short-term notes payable	2,375,519	2,489,004
Notes payable to officers and directors	1,984,498	1,584,498
Deferred revenue	1,336,752	1,420,827
Celera purchase obligation	2,552,395	2,026,442
Derivative liability	73,070	43,214
Accrued interest	1,713,536	2,284,145
Total current liabilities	23,635,791	26,534,605

LONG-TERM NOTES PAYABLE, net of discount of $5,430,785 and
$5,610,299 at March 31, 2006 and December 31, 2005, respectively	24,532,538	19,766,221
CELERA PURCHASE OBLIGATION	3,468,777	3,933,767
ACCRUED INTEREST	1,450,609	1,188,332
OTHER LONG-TERM LIABILITIES	170,210	177,575
Total liabilities	53,257,925	51,600,500

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred stock, $0.001 par value—22,000,000 shares authorized and 7,326,715 shares issued and outstanding as of March
31, 2006 and December 31, 2005, respectively	59,918,772	59,918,772
Common stock, $0.001 par value—75,000,000 shares authorized as of
March 31, 2006 and December 31, 2005, 20,858,149 and 20,369,719
shares issued and outstanding as of March 31, 2006 and December 31,
2005, respectively	20,858	20,370
Additional paid-in capital	78,524,321	77,847,349
Accumulated other comprehensive loss	(77,712)	(76,458)
Accumulated deficit	(180,212,126)	(176,126,383)
Total stockholders’ equity (deficit)	(41,825,887)	(38,416,350)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,432,038	$13,184,150

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended

	March 31, 2006	March 31, 2005

REVENUE	$846,017	$729,811
OPERATING COSTS AND
EXPENSES:
Cost of revenue	600,477	445,663
Research and development	579,699	1,213,092
General and administrative	1,636,780	3,260,182
Depreciation and amortization	77,121	2,207,562
Total operating costs and expenses	2,894,077	7,126,499
OTHER INCOME (EXPENSE):
Interest expense and accretion of debt
discount	(1,533,891)	(1,455,676)
Debt issue costs	(473,289)	(679,605)
Debt conversion expense	-	(65,221)
Other (expense) income	(30,503)	1,125
NET LOSS	(4,085,743)	(8,596,065)
Preferred stock dividends and
accretion of beneficial conversion
features	(343,961)	(336,393)
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(4,429,704)	$(8,932,458)
Net loss per common share:
Basic and diluted	$(0.22)	$(0.94)
Weighted average number of shares
outstanding:
Basic and diluted	20,375,146	9,500,531

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,085,743)	$(8,596,065)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	117,250	2,245,550
Accretion of debt discount	515,604	450,268
Amortization of deferred debt issue costs	473,289	414,604
Share-based payment expense	669,618	1,239,651
Induced conversion expense	–	65,221
Fair value change in embedded derivative	29,856	–
(Gain) loss on disposal of fixed assets	647	–
Changes in assets and liabilities:
Accounts receivable	97,766	(53,884)
Prepaid expenses and other current assets	(47,003)	7,246
Lease security deposits	–	4,240
Accounts payable and accrued expenses	(2,629,875)	1,651,460
Accrued compensation	(803,687)	496,144
Deferred purchase obligation	60,964	64,534
Deferred revenue	(84,075)	(52,501)
Accrued interest	933,471	652,379
Other, net	–	20,646
Net cash flows used in operating activities	(4,751,918)	(1,390,507)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,132)	(440)
Net cash flows used in investing activities	(1,132)	(440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuances	4,095,000	920,000
Principal payments on notes	(470,850)	–
Proceeds from stock issuances	–	546,457
Net cash flows provided by financing activities	3,624,150	1,466,457
Effects of exchange rate differences on cash and cash	–	3,828
equivalents
NET (DECREASE) INCREASE IN CASH AND CASH	(1,128,900)	79,338
EQUIVALENTS
CASH AND CASH EQUIVALENTS—Beginning of year	1,382,225	507,973
CASH AND CASH EQUIVALENTS—End of year	$253,325	$587,311
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$39,331	$12,239
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted into equity	–	109,779
Conversion of notes and accrued interest into new notes	1,241,803	1,206,963

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

Going Concern – Management’s Plans

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of March 31, 2006 the Company had a working capital deficiency of $23,140,854 and an accumulated deficit of $180,212,126. The Company intends and is currently working to finance its operations primarily through future debt and equity financings and future revenues.

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

Unaudited Interim Financial Statements—The interim financial statements of the Company for the three months ended March 31, 2006 and March 31, 2005 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and March 31, 2005. The interim results of operations for the three months ended March 31, 2006 and March 31, 2005, respectively, are not necessarily indicative of the results that may be achieved for the full year.

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

The consolidated condensed statements of operations include the following share-based payment expense as calculated pursuant to the provisions of SFAS No. 123(R) for the three months ended March 31, 2006 and 2005:

	Three months ended
	March 31,	March 31,
	2006	2005

Research and development	$95,265	$130,669

General and administrative	574,353	885,258

Interest expense and
accretion of debt discount	-	223,724

Total	$669,618	$1,239,651

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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2006	2005

Prepaid expenses	41,082	35,171
Supplies inventory	44,469	95,857

Total	$85,551	$131,028

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consists of the following:

	March 31,	December 31,
	2006	2005

Office equipment	$1,199,596	$1,219,938
Production equipment	1,816,059	1,814,799
Office equipment under capital
lease	213,224	213,224
Leasehold improvements	129,062	129,062

	3,357,941	3,377,023
Less: Accumulated depreciation	(1,396,160)	(1,300,367)

Total	$1,961,781	$2,076,656

The Company recorded depreciation expense of $117,250 and $119,463 for the three months ended March 31, 2006 and 2005, respectively. Accumulated depreciation for equipment under capital leases was $53,447 and $47,380 as of March 31, 2006 and December 31, 2005, respectively.

6.	INTELLECTUAL PROPERTY RIGHTS

Acquired intangible assets subject to amortization as of March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005

Intellectual property
rights	$38,268,051	$38,268,051
Less: Accumulated
amortization	(38,268,051)	(38,268,051)

Total	$-	$-

Amortization expense related to intangible assets was $0 and $2,126,003 for the three months ended March 31, 2006 and 2005, respectively.

7.	LONG-TERM DEFERRED DEBT ISSUE COSTS

The long-term deferred debt issue cost activity during the three months ended March 31, 2006 is as follows:

Balance at January 1, 2006	$5,396,050
Calculated value of warrants granted	15,756
Other debt issue costs	92,470
Amortization to debt issue costs	(473,320)

Balance at March 31, 2006	$5,030,956

8.	COMMITMENTS AND CONTINGENCIES

Leases and Royalty Agreements— The Company has office facilities and equipment under capital and operating leases. In addition, the Company has certain agreements that provide for minimum future royalty payments and sublease income. Future minimum payments for capital leases, noncancelable operating leases, and royalty agreements with terms in excess of one year, as well as expected minimum payments to be received from subleases with terms in excess of one year at March 31, 2006, are as follows:

	Capital	Operating	Royalty
	Leases	Leases	Agreements

April 1, 2006 through December
31, 2006	$31,793	$506,537	$128,520
2007	42,390	579,228	171,360
2008	42,390	437,825	171,360
2009	29,155	488,913	171,360
2010	17,480	504,104	171,360
2011	17,480	519,752	–

Thereafter	7,283	176,249	–

Total payments/(receipts)	187,971	3,212,608	813,960

Less: Amounts representing interest	(28,226)	–	–

Net payments/(receipts)	$159,745	$3,212,608	$813,960

The commitments for capital leases and operating leases set forth in the above table have not been reduced for anticipated sublease income.

Rent expense under operating leases was $199,838 and $285,329 for the three months ended March 31, 2006 and 2005, respectively. Sublease income was $0 and $54,789 for the three months ended March 31, 2006 and 2005, respectively.

The Company is currently leasing space in Savage, Maryland which it no longer occupies. This lease commenced on January 1, 2002 and will terminate on December 31, 2011. The Company currently subleases this space. This sublease commenced on December 1, 2004 and will terminate on December 31, 2011. The sublease covers the primary lease obligation. MetaMorphix, Inc. has the option and intends to assign the lease to the sublessee and effectively terminate the lease on December 31, 2006. In 2006, the sublessee no longer pays rent to the Company but instead pays directly to the lessor.

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

As of March 31, 2006, there was one outstanding matter relating to director and officer indemnification. Regions Bank, a secured, $5 million lender of Samuel R. Dunlap, Jr., a former Director who is in bankruptcy, has sued us for payment of an August 1, 2001 $731,000 Promissory Note made by us to Mr. Dunlap. The amount that is owed is in dispute (due to offsets made prior to the bankruptcy at Mr. Dunlap’s direction) and we contend that the conditions precedent to the maturity of the loan have not occurred. We also note that our March 31, 2006 consolidated condensed financial statements reflect principal and interest of $625,498 being owed as of such date. Regions Bank has also claimed that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

Management Compensation—The Company has entered into agreements with four employees, including three executives and one scientist, which require payments by the Company totaling approximately $1,009,000 annually based on their current salaries.

9.	DEBT

The Company issued promissory bridge loans for a total of $750,000 to Mr. Peter Meyer, a member of our board of directors, during the first quarter of 2006. The loans have a 10% interest rate and are payable in six months. The Company repaid $350,000 of these bridge loans during the first quarter of 2006, with the remaining $400,000 outstanding as of March 31, 2006.

The Company issued additional 10% Secured Convertible Promissory Notes which totaled $3,345,000 during the three months ended March 31, 2006. These notes have a three year maturity.

In connection with the issuance of the 10% Secured Convertible Promissory Notes in 2006, the Company granted warrants to purchase 564,575 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2011, and had an allocated value of $336,090 in 2006. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt.

The Company also issued warrants to purchase 25,238 shares of common stock in the three months ended March 31, 2006 for advisory services in connection with obtaining the 10% Secured Convertible Promissory Note financing. The warrants had an exercise price of $4.00 per share, expire in 2011, had a calculated value of $15,756 and were recorded as deferred financing costs in the three months ended March 31, 2006, to be amortized over the life of the debt.

The Company, with the assistance from a valuation specialist, recalculated the fair value of the embedded derivative associated with the 10% Notes for the first quarter of 2006. The value was determined to be $73,070 at March 31, 2006. The change in value was recorded as other income or expense during the quarter.

Amortization expense relating to the 10% Secured Convertible Promissory Note and 12.5% Convertible Secured Promissory Note debt discount was $512,003 and $450,268 for the three months ended March 31, 2006 and 2005, respectively.

10.	EQUITY

In the three months ended March 31, 2006, the holders of warrants to purchase 976,834 shares common stock exchanged their warrants for 488,417 actual shares of common stock. There was no expense associated with this exchange.

ITEM 2.      Management's Discussion and Analysis or Plan of Operation

Material Changes in Results of Operations - Comparison of the Three Months Ended March 31, 2006 and 2005

The following table quantifies the amount of revenue earned during the periods presented for each of our principal sources of revenues:

	Three months ended
	March 31,
Type of Revenue	2006	2005

Parentage and identification
genotyping service revenue	$576,084	$649,861

Feedlot sample testing	31,574	-

License fee revenue	50,001	50,001

Other genomic service revenue	188,358	29,949

Total revenue	$846,017	$729,811

Revenue. Our revenue for the three months ended March 31, 2006 was $846,017, which was an increase of $116,206, or 15.9%, from the $729,811 during the first quarter of 2005, primarily due to the introduction of various new product lines. The Company began its feedlot commercialization study as the next step in commercializing the product developed in the Cargill collaborative research project. That testing generated $31,574 during the first quarter of 2006. New products included in other genomic service revenue were canine data archiving, which generated $79,334 for the quarter, and Tru-Polled testing, which generated $73,170 during the quarter.

Cost of Revenues. Cost of revenues for the first quarter of 2006 was $600,447, a $154,784, or 34.7% increase from the $445,663 for the first quarter of 2005. This increase was primarily related to the increased level of revenue generated for the quarter, considering lower volumes of the new product lines. The Company expects the gross margin from the new product lines to improve as volumes increase and labor costs decrease. The decrease in labor costs is expected to result from production efficiencies as well as from personnel mix, as production moves from scientists to technicians.

Research and Development. Research and development costs were $579,699 for the first quarter of 2006 compared to $1,213,092 for the same quarter in 2005. This $633,393, or 52.2% decrease was primarily due to a reduction in employment related costs of approximately $516,000. This reflects the closure of our Canadian facility in the third quarter of 2005, as well as a reduction in our Beltsville research team.

General and Administrative. General and administrative costs were $1,636,780 for the first quarter of 2006 compared to $3,260,182 for the same quarter of 2005. This $1,623,402, or 49.8% decrease was primarily due to the decrease in our employee related costs of $920,701. This includes the reduction in salaries and related taxes due to changes in staff (including a consolidation of finance and administration staff in Beltsville and Davis, CA), a reduction in the accrual relating to the bonus program, and a reduction in stock option expense due to fewer grants. Additionally, professional service fees decreased $501,839 due to the timing of our audit, valuation and legal work.

Depreciation and Amortization. Depreciation and amortization decreased $2,130,441, or 96.5%, to $77,121 for the first quarter of 2006 from $2,207,562 for the first quarter of 2005 primarily due to the completion of the intangible asset amortization in February 2005. The intangible assets related to the intellectual property associated with the Celera genomics acquisition in February 2002, which were being amortized at a rate of $3,189,000 per quarter.

Interest Expense. Interest expense and accretion of debt discount increased $78,215, or 5.4% to $1,533,891 for the first quarter of 2006 from $1,455,676 for the same quarter in 2005. This increase was primarily due to the increase in the average debt balance for the quarter.

Debt Conversion Expense. In the first quarter of 2005, holders of our 10.9% Secured Convertible Promissory Notes converted $99,790 into our Series G convertible preferred stock, with warrants attached. The $65,221 of expense represents the fair value of the securities and warrants issued in excess of the fair value of securities issuable pursuant to the original conversion terms. There were no debt conversions during the first three months of 2006.

Debt Issue Costs. Debt issue costs decreased $206,315, or 30.4% to $473,290 for the first quarter of 2006 from $679,605 for the first quarter of 2005. This is due to the decrease in commissions paid and amortization of deferred financing costs.

Other Expense. Other expense of $30,503 for the quarter ended March 31, 2006 primarily relates to the change in fair value of the embedded derivative associated with the liquidated damages clause in the registration rights section of the subscription agreement for our 10% Secured Convertible Promissory Notes.

Net Loss. Net loss decreased $4,510,322, or 52.5%, for the three months ended March 31, 2006 from the three months ended March 31, 2005, due to a combination of the factors described above.

Material Changes in Financial Position - Liquidity and Capital Resources

The Company’s primary sources of liquidity are its revenues and the sale of debt and equity securities. At March 31, 2006 the Company had cash and cash equivalents of $253,325 and a working capital deficiency of approximately $23.1 million.

In the first three months of 2006 cash used in operating activities was $4.8 million compared to $1.4 million for the three months ended March 31, 2005. This increase was primarily due to a $4.5 million decrease in net loss, partially offset by a decrease in depreciation and amortization of $2.1 million and a decrease in the change in accounts payable and accrued compensation of $5.6 million. Cash used in investing activities was $1,132 and $440 for the three months ended March 31, 2006 and 2005, respectively. Net cash provided by financing activities totaled $3.6 million for the three months ended March 31, 2006 compared to $1.5 million for the same period in 2005. This increase was primarily due to higher net proceeds from debt and stock issuances of $2.6 million, partially offset by higher principal payments of $0.5 million.

The Company does not have any other significant commitments or guarantees, except for rental commitments and employee related obligations.

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

Although the Company recognizes the need to raise funds in the near future, there can be no assurance that it will be successful in consummating any such transaction, or, if it did consummate such a transaction, that the terms and conditions of such financing will be favorable to the Company. The Company believes that its current assets will not be sufficient to fund operations in 2006. However, this uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings

Regions Bank, a secured, $5 million lender of Samuel R. Dunlap, Jr., a former Director who is in bankruptcy, has sued us for payment of an August 1, 2001 $731,000 Promissory Note made by us to Mr. Dunlap. The amount that is owed is in dispute (due to offsets made prior to the bankruptcy at Mr. Dunlap’s direction) and we contend that the conditions precedent to the maturity of the loan have not occurred. We also note that our March 31, 2006 consolidated condensed financial statements reflect principal and interest of $625,498 being owed as of such date. Regions Bank has also claimed that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We dispute this claim.

In addition, during 2005, we settled and dismissed four lawsuits for a total cost of $105,640. There are no such cases presently pending.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued promissory bridge loans for a total of $750,000 to Mr. Peter Meyer, a member of our board of directors, during the first quarter of 2006. The loans have a 10% interest rate and are payable in six months. The Company repaid $350,000 of these bridge loans during the first quarter of 2006, with the remaining $400,000 outstanding as of March 31, 2006.

The Company issued additional 10% Secured Convertible Promissory Notes which totaled $3,345,000 during the three months ended March 31, 2006. These notes have a three year maturity.

In connection with the issuance of the 10% Secured Convertible Promissory Notes in 2006, the Company granted warrants to purchase 564,575 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2011, and had an allocated value of $336,090 in 2006. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt.

The Company also issued warrants to purchase 25,238 shares of common stock in the three months ended March 31, 2006 for advisory services in connection with obtaining the 10% Secured Convertible Promissory Note financing. The warrants had an exercise price of $4.00 per share, expire in 2011, had a calculated value of $15,756 and were recorded as deferred financing costs in the three months ended March 31, 2006, to be amortized over the life of the debt.

The Company, with the assistance from a valuation specialist, recalculated the fair value of the embedded derivative associated with the 10% Notes for the first quarter of 2006. The value was determined to be $73,070 at March 31, 2006. The change in value was recorded as other income or expense during the quarter.

ITEM 3.      Defaults Upon Senior Securities

At March 31, 2006, $76,401 of outstanding principal under our 8% Secured Convertible Promissory Notes and $147,405 of outstanding principal under our 10.9% Secured Convertible Promissory Notes were past due.

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