Form 10QSB
period 2006-06-30
MetaMorphix Inc.
filed 2006-10-03
CIK 1289370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Page No.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets as of June 30, 2006 and December 31, 2005	5

Consolidated Condensed Statements of Operations for the Three and Six Months
Ended June 30, 2006 and 2005	6

Consolidated Condensed Statements of Cash Flows for the Six Months Ended
June 30, 2006 and 2005	7

Notes to Consolidated Condensed Financial Statements	8

ITEM 2. Management's Discussion and Analysis or Plan of Operation	15

ITEM 3. Controls and Procedures	19

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	19

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3. Defaults Upon Senior Securities	20

ITEM 6. Exhibits	20

SIGNATURES	21

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

PART I. FINANCIAL INFORMATION

ITEM 1.      Consolidated Condensed Financial Statements (Unaudited)

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,733	$1,382,225
Accounts receivable	158,386	253,827
Prepaid expenses and other current assets	90,812	131,028
Total current assets	372,931	1,767,080

PROPERTY AND EQUIPMENT—Net	1,958,420	2,076,656
GOODWILL	3,739,870	3,739,870
LEASE SECURITY DEPOSITS	204,494	204,494
DEFERRED DEBT ISSUE COSTS	4,586,560	5,396,050
	10,489,344	11,417,070
TOTAL ASSETS	$10,862,275	$13,184,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,983,119	$9,042,468
Accrued compensation	5,119,950	5,766,847
Accrued dividends	2,568,904	1,877,160
Short-term notes payable	2,303,588	2,489,004
Notes payable to officers and directors	2,184,498	1,584,498
Deferred revenue	1,387,474	1,420,827
Celera purchase obligation	2,548,688	2,026,442
Derivative liability	69,588	43,214
Accrued interest	2,450,616	2,284,145
Total current liabilities	25,616,425	26,534,605

LONG-TERM NOTES PAYABLE, net of discount of $5,139,866 and
$5,610,299 at June 30, 2006 and December 31, 2005, respectively	26,080,634	19,766,221
CELERA PURCHASE OBLIGATION	3,530,977	3,933,767
ACCRUED INTEREST	1,737,944	1,188,332
OTHER LONG-TERM LIABILITIES	161,891	177,575
Total liabilities	57,127,871	51,600,500

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred stock, $0.001 par value—22,000,000 shares authorized and 7,326,715 shares issued and outstanding as of June 30,
2006 and December 31, 2005	59,918,772	59,918,772
Common stock, $0.001 par value—75,000,000 shares authorized as of
June 30, 2006 and December 31, 2005, 20,883,149 and 20,369,719
shares issued and outstanding as of June 30, 2006 and December 31,
2005, respectively	20,883	20,370
Additional paid-in capital	79,005,475	77,847,349
Accumulated other comprehensive loss	(126,660)	(76,458)
Accumulated deficit	(185,084,066)	(176,126,383)
Total stockholders’ equity (deficit)	(46,265,596)	(38,416,350)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,862,275	$13,184,150

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

REVENUE	$864,810	$621,951	$1,710,828	$1,351,763
OPERATING COSTS AND
EXPENSES:
Cost of revenue	656,576	477,506	1,257,053	923,169
Research and development	583,918	1,214,410	1,163,617	2,427,503
General and administrative	2,303,623	3,181,767	3,940,403	6,441,949
Depreciation and amortization	85,841	76,161	162,962	2,283,723
Total operating costs and expenses	3,629,958	4,949,844	6,524,035	12,076,344
OTHER INCOME (EXPENSE):
Interest expense and accretion of debt
discount	(1,633,705)	(1,227,174)	(3,167,597)	(2,682,849)
Debt issue costs	(476,570)	(434,014)	(949,859)	(1,113,619)
Debt conversion expense	-	(28,475)	-	(93,696)
Other (expense)	3,482	(1,124)	(27,020)	-
NET LOSS	(4,871,941)	(6,018,680)	(8,957,683)	(14,614,745)
Preferred stock dividends and
accretion of beneficial conversion
features	(347,783)	(347,336)	(691,744)	(683,729)
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(5,219,724)	$(6,366,016)	$(9,649,427)	$(15,298,474)
Net loss per common share:
Basic and diluted	$(0.25)	$(0.37)	$(0.47)	$(1.14)
Weighted average number of shares
outstanding:
Basic and diluted	20,875,183	17,310,003	20,626,545	13,426,840

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended

	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,957,683)	$(14,614,745)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	234,775	2,361,001
Accretion of debt discount	1,044,434	900,536
Amortization of deferred debt issue costs	957,061	830,504
Share-based payment expense	1,247,509	2,180,211
Induced conversion expense	–	93,696
Fair value changes in embedded derivative	26,373	–
(Gain) loss on disposal of fixed assets	647	–
Changes in assets and liabilities:
Accounts receivable	95,441	2,764
Prepaid expenses and other current assets	(78,980)	8,911
Lease security deposits	–	4,240
Accounts payable and accrued expenses	(2,225,606)	2,805,211
Accrued compensation	(646,897)	1,004,232
Deferred purchase obligation	119,456	126,734
Deferred revenue	(33,353)	(105,002)
Accrued interest	1,957,887	1,266,573
Other, net	(15,684)	26,148
Net cash flows used in operating activities	(6,274,620)	(3,108,825)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,132)	(1,513)
Net cash flows used in investing activities	(1,132)	(1,513)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuances	5,552,176	2,228,000
Principal payments on notes	(535,416)	(105,080)
Proceeds from stock issuances	500	546,457
Net cash flows provided by financing activities	5,017,260	2,669,377
Effect of exchange rate differences on cash & cash equivalents	–	9,103
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(1,258,492)	(431,858)
CASH AND CASH EQUIVALENTS—Beginning of period	1,382,225	507,973
CASH AND CASH EQUIVALENTS—End of period	$123,733	$76,115
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$51,615	$59,845
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted into equity	–	153,889
Conversion of notes and accrued interest into new notes	1,241,803	1,206,963

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

Going Concern – Management’s Plans

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of June 30, 2006 the Company had a working capital deficiency of $25,243,494 and an accumulated deficit of $185,084,066. The Company intends and is currently working to finance its operations primarily through future debt and equity financings and future revenues.

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

Unaudited Interim Financial Statements—The interim financial statements of the Company for the three and six months ended June 30, 2006 and June 30, 2005 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of its operations and its cash flows for the three and six months ended June 30, 2006 and June 30, 2005. The interim results of operations for the three and six months ended June 30, 2006 and June 30, 2005, respectively, are not necessarily indicative of the results that may be achieved for the full year.

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

The consolidated condensed statements of operations include the following share-based payment expense as calculated pursuant to the provisions of SFAS No. 123(R) for the three and six months ended June 30, 2006 and 2005:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Research and
development	$72,663	$129,258	$167,928	$259,927

General and
administrative	505,227	737,599	1,079,581	1,622,857

Interest expense
and accretion of
debt discount	-	55,588	-	279,312

Debt issue costs	-	18,115	-	18,115

Total	$577,890	$940,560	$1,247,509	$2,180,211

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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2006	2005

Prepaid expenses	57,312	35,171
Supplies inventory	33,500	95,857

Total	$90,812	$131,028

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consists of the following:

	June 30,	December 31,
	2006	2005

Office equipment	$1,199,596	$1,219,938
Production equipment	1,930,222	1,814,799
Office equipment under capital
lease	213,224	213,224
Leasehold improvements	129,062	129,062

	3,472,104	3,377,023
Less: Accumulated depreciation	(1,513,684)	(1,300,367)

Total	$1,958,420	$2,076,656

The Company recorded depreciation expense of $117,525 and $115,305 for the three months ended June 30, 2006 and 2005, respectively, and $234,775 and $234,768 for the six months ended June 30, 2006 and 2005, respectively. Accumulated depreciation for equipment under capital leases was $59,513 and $47,380 as of June 30, 2006 and December 31, 2005, respectively.

6.	INTELLECTUAL PROPERTY RIGHTS

Acquired intangible assets subject to amortization as of June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005

Intellectual property
rights	$38,268,051	$38,268,051
Less: Accumulated
amortization	(38,268,051)	(38,268,051)

Total	$-	$-

Amortization expense related to intangible assets was $0 for the three months ended June 30, 2006 and 2005, and $0 and $2,126,003 for the six months ended June 30, 2006 and 2005, respectively.

7.	LONG-TERM DEFERRED DEBT ISSUE COSTS

The long-term deferred debt issue cost activity during the six months ended June 30, 2006 is as follows:

Balance at January 1, 2006	$5,396,050
Calculated value of warrants granted	21,215
Other debt issue costs	119,184
Amortization to debt issue costs	(949,889)

Balance at June 30, 2006	$4,586,560

8.	COMMITMENTS AND CONTINGENCIES

Leases and Royalty Agreements— The Company has office facilities and equipment under capital and operating leases. In addition, the Company has certain agreements that provide for minimum future royalty payments and sublease income. Future minimum payments for capital leases, noncancelable operating leases, and royalty agreements with terms in excess of one year at June 30, 2006, are as follows:

	Capital	Operating	Royalty
	Leases	Leases	Agreements

July 1, 2006 through December
31, 2006	$21,195	$326,514	$89,310
2007	42,390	579,228	178,620
2008	42,390	437,825	178,620
2009	29,155	488,913	178,620
2010	17,480	504,104	178,620
2011	17,480	519,752	–

Thereafter	7,283	176,249	–

Total payments/(receipts)	177,373	3,032,585	803,790

Less: Amounts representing interest	(22,878)	–	–

Net payments/(receipts)	$154,495	$3,032,585	$803,790

The commitments for capital leases and operating leases set forth in the above table have not been reduced for anticipated sublease income.

Rent expense under operating leases was $222,275 and $281,398 for the three months ended June 30, 2006 and 2005, respectively, and $422,113 and $566,727 for the six months ended June 30, 2006 and 2005, respectively. Sublease income was $0 and $54,770 for the three months ended June 30, 2006 and 2005, respectively, and $0 and $109,559 for the six months ended June 30, 2006 and 2005, respectively.

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

As of June 30, 2006, there was one outstanding matter relating to director and officer indemnification. Regions Bank, a secured, $5 million lender of Samuel R. Dunlap, Jr., a former Director who is in bankruptcy, has sued us for payment of an August 1, 2001 $731,000 Promissory Note made by us to Mr. Dunlap. The amount that is owed is in dispute (due to offsets made prior to the bankruptcy at Mr. Dunlap’s direction) and we contend that the conditions precedent to the maturity of the loan have not occurred. We also note that our June 30, 2006 consolidated condensed financial statements reflect principal and interest of $625,498 being owed as of such date. Regions Bank has also claimed that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

Management Compensation— The Company has entered into agreements with four employees, including three executives and one scientist, which require payments by the Company totaling approximately $1,009,000 annually based on their current salaries.

9.	DEBT

The Company issued promissory bridge loans for a total of $950,000 to Mr. Peter Meyer, a member of our board of directors, during the first six months of 2006. The loans have a 10% interest rate and are payable in six months. The Company repaid $350,000 of these bridge loans during the first quarter of 2006, with the remaining $600,000 outstanding as of June 30, 2006.

In the first six months of 2006, the Company issued additional identical 12.5% Convertible Secured Promissory Notes in the amount of $1,241,803 to satisfy accrued interest payable. Based on the terms of the 12.5% Notes, accrued interest is due and payable on the one year anniversary date of the notes. The interest is payable in cash or in the form of identical new notes, at the option of the Company.

The Company issued additional 10% Secured Convertible Promissory Notes which totaled $4,602,177 during the six months ended June 30, 2006. These notes have a three year maturity.

In connection with the issuance of the 10% Notes in 2006, the Company granted warrants to purchase 1,016,321 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2011, and had an allocated value of $581,201 in 2006. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt.

The Company also issued warrants to purchase 33,417 shares of common stock in the three months ended March 31, 2006 for advisory services in connection with obtaining the 10% Note financing. The warrants had an exercise price of $4.00 per share, expire in 2016, had a calculated value of $21,215 and were recorded as deferred financing costs in the six months ended June 30, 2006, to be amortized over the life of the debt.

The Company, with the assistance from a valuation specialist, recalculated the fair value of the embedded derivative associated with the 10% Notes for the first two quarters of 2006. The value was determined to be $73,070 and $69,588 at March 31, 2006 and June 30, 2006, respectively. The change in value was recorded as other income or expense during the applicable quarter.

Amortization expense relating to the 10% Note and 12.5% Note debt discount was $532,430 and $450,268 for the three months ended June 30, 2006 and 2005, respectively, and $1,044,434 and $900,536 for the six months ended June 30, 2006 and 2005, respectively.

10.	EQUITY

In the six months ended June 30, 2006, the holders of warrants to purchase 976,834 shares common stock exchanged their warrants for 488,417 actual shares of common stock. There was no expense associated with this exchange.

11.	SUBSEQUENT EVENTS

10% Secured Convertible Promissory Note Offering – The Company obtained additional financing under the 10% Secured Convertible Promissory Note offering through the issuance of $1,550,000 of promissory notes in July and August 2006. In connection with this offering, the Company issued warrants to purchase 38,750 shares of common stock. These warrants have an exercise price of $4.00 per share and expire in 2011.

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

ITEM 2.      Management's Discussion and Analysis or Plan of Operation

Material Changes in Results of Operations - Comparison of the Three Months Ended June 30, 2006 and 2005

The following table quantifies the amount of revenue earned during the periods presented for each of our principal sources of revenues:

	Three months ended
	June 30,
Type of Revenue	2006	2005

Parentage and identification
genotyping service revenue	$558,095	$536,889

Feedlot sample testing	174,491	-

License fee revenue	50,001	50,001

Other genomic service revenue	82,223	35,061

Total revenue	$864,810	$621,951

Revenue. Our revenue for the three months ended June 30, 2006 was $864,810, which was an increase of $242,859, or 39.0%, from the $621,951 during the second quarter of 2005, primarily due to the introduction of various new product lines. The Company began its feedlot commercialization study in 2006 as the next step in commercializing the product developed in the Cargill collaborative research project. That testing generated $174,491 during the second quarter of 2006. New products included in other genomic service revenue were canine data archiving, which generated $11,794 for the quarter, and Tru-Polled testing, which generated $43,025 during the quarter.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2006 were $656,576, a $179,070, or 37.5% increase from the $477,506 for the same period of 2005. This increase was primarily related to an increased level of revenue, as the gross margin percentage remained at a consistent level. The Company expects the gross margin from the new product lines to improve as volumes increase and labor costs decrease. The decrease in labor costs is expected to result from production efficiencies, as well as from personnel mix, as production moves from scientists to technicians.

Research and Development. Research and development costs were $583,918 for the three months ended June 30, 2006 compared to $1,214,410 for the same period in 2005. This $630,492, or 51.9% decrease was primarily due to a reduction in employment related costs of approximately $613,000. This reflects the closure of our Canadian facility in the third quarter of 2005, as well as a reduction in our Beltsville research team.

General and Administrative. General and administrative costs were $2,303,623 for the three months ended June 30, 2006 compared to $3,181,767 for the same period of 2005. This $878,144, or 27.6% decrease was primarily due to the decrease in our employment related costs of approximately $839,000. This includes the reduction in salaries and related taxes due to changes in staff (including a consolidation of finance and administration staff in Beltsville and Davis, CA), a reduction in the accrual relating to the bonus program, and a reduction in stock option expense due to fewer grants.

Depreciation and Amortization. Depreciation and amortization increased $9,680, or 12.7%, to $85,841 for the three months ended June 30, 2006 from $76,161 for the same period of 2005 primarily due to the incremental expense related to asset purchases in late 2005.

Interest Expense. Interest expense and accretion of debt discount increased $402,930 to $1,630,104 for the three months ended June 30, 2006 from $1,227,174 for the same period in 2005. This 32.8% increase was primarily due to the higher average debt balance and the higher accretion of debt discount relating to the 10% Secured Convertible Promissory Notes.

Debt Conversion Expense. In the second quarter of 2005, holders of our 10.9% Secured Convertible Promissory Notes converted $44,202 into our Series G convertible preferred stock, with warrants attached. The $28,475 of expense represents the fair value of the securities and warrants issued in excess of the fair value of securities issuable pursuant to the original conversion terms. There were no debt conversions during the second quarter of 2006.

Debt Issue Costs. Debt issue costs increased $42,556 to $476,570 for the three months ended June 30, 2006 from $434,014 for the same period of 2005. This 9.8% increase is due to higher expense associated with amortization of deferred debt costs for the period, which related to the 10% Secured Convertible Promissory Notes.

Net Loss. Net loss decreased $1,146,858, or 19.1%, for the three months ended June 30, 2006 from the three months ended June 30, 2005, due to a combination of the factors described above, primarily due to the decrease in our research and development and general and administrative operating costs.

Material Changes in Results of Operations - Comparison of the Six Months Ended June 30, 2006 and 2005

The following table quantifies the amount of revenue earned during the periods presented for each of our principal sources of revenues:

	Six months ended
	June 30,
Type of Revenue	2006	2005

Parentage and identification
genotyping service revenue	$1,134,179	$1,186,751

Feedlot sample testing	206,066	-

License fee revenue	100,002	100,002

Other genomic service revenue	270,581	65,010

Total revenue	$1,710,828	$1,351,763

Revenue. Our revenue for the six months ended June 30, 2006 was $1,710,828, which was an increase of $359,065, or 26.6%, from the $1,351,763 during the same period of 2005, primarily due to the introduction of various new product lines. The Company began its feedlot commercialization study in 2006 as the next step in commercializing the product developed in the Cargill collaborative research project. That testing generated $206,066 during the first six months of 2006. New products included in other genomic service revenue were canine data archiving, which generated $91,128 for the six months, and Tru-Polled testing, which generated $116,195.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2006 were $1,257,053, a $333,884, or 36.2% increase from the $923,169 for the same period of 2005. This increase was primarily related to the increased level of revenue, as the gross margin percentage declined slightly due to lower volume within the new product lines. The Company expects the gross margin from the new product lines to improve as volumes increase and labor costs decrease. The decrease in labor costs is expected to result from production efficiencies, as well as from personnel mix, as production moves from scientists to technicians.

Research and Development. Research and development costs were $1,163,617 for the six months ended June 30, 2006 compared to $2,427,503 for the same period in 2005. This $1,263,886, or 52.1% decrease was primarily due to a reduction in employment related costs of approximately $1,134,000. This reflects the closure of our Canadian facility in the third quarter of 2005, as well as a reduction in our Beltsville research team.

General and Administrative. General and administrative costs were $3,940,403 for the first six months of 2006 compared to $6,441,949 for the same period of 2005. This $2,501,546, or 38.8% decrease was primarily due to the decrease in our employee related costs of approximately $1,778,000. This includes the reduction in salaries and related taxes due to changes in staff (including a consolidation of finance and administration staff in our Beltsville, MD and Davis, CA offices), a reduction in the accrual relating to the bonus program, and a reduction in stock option expense due to fewer grants. Additionally, professional service fees decreased approximately $456,000 due to the timing of our audit, valuation and legal work.

Depreciation and Amortization. Depreciation and amortization decreased $2,120,761, or 92.9%%, to $162,962 for the six months ended June 30, 2006 from $2,283,723 for the same period of 2005 primarily due to the completion of the intangible asset amortization in February 2005. The intangible assets related to the intellectual property associated with the Celera genomics acquisition in February 2002 which was being amortized at a rate of $3,189,000 per quarter.

Interest Expense. Interest expense and accretion of debt discount increased $477,546 to $3,160,395 for the six months ended June 30, 2006 from $2,682,849 for the same period in 2005. This 17.8% increase was primarily due to the increase in the average outstanding debt balance, as well as the additional amortization relating to the debt discount associated with the 10% Secured Convertible Promissory Notes.

Debt Conversion Expense. In the first six months of 2005, holders of our 10.9% Secured Convertible Promissory Notes converted $143,992 into our Series G convertible preferred stock, with warrants attached. The $93,696 of expense represents the fair value of the securities and warrants issued in excess of the fair value of securities issuable pursuant to the original conversion terms. There were no debt conversions during the second quarter of 2006.

Debt Issue Costs. Debt issue costs decreased $163,760, or 14.7% to $949,859 for the six months ended June 30, 2006 from $1,113,619 for the same period of 2005. This decrease is due to slightly lower expense associated with amortization of deferred debt costs for the period and the calculated value of warrants issued with short-term bridge loans in the second quarter of 2005.

Other Expense. Other expense of $27,020 for the six months ended June 30, 2006 primarily relates to the change in fair value of the embedded derivative associated with the liquidated damages clause in the registration rights section of the subscription agreement for our 10% Secured Convertible Promissory Notes.

Net Loss. Net loss decreased $5,690,637, or 38.9%, for the six months ended June 30, 2006 from the six months ended June 30, 2005, due to a combination of the factors described above, primarily the decrease in depreciation and amortization, and the decrease in our research and development and general and administrative operating costs.

Material Changes in Financial Position - Liquidity and Capital Resources

The Company’s primary sources of liquidity are its revenues and the sale of debt and equity securities. At June 30, 2006 the Company has cash and cash equivalents of $123,733 and a working capital deficiency of $25,173,906.

In the first six months of 2006 cash used in operations was $6.2 million compared to $3.1 million in the comparable period last year. This increase was primarily due to a $5.7 million decrease in net loss and a $0.7 million increase in the change in accrued interest, partially offset by a $2.1 million decrease in depreciation and amortization expense, a $6.6 million decrease in the change in accounts payable and accrued compensation, and a $0.9 million decrease in share-based payment expense. Cash provided by financing activities was $5.0 million in the current period compared to $2.7 million in the prior year period. This increase was due to higher proceeds from the sale of debt and equity securities of $2.8 million, partially offset by the increase in principal payments of $0.4 million.

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

PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings

Regions Bank, a secured, $5 million lender of Samuel R. Dunlap, Jr., a former Director who is in bankruptcy, has sued us for payment of an August 1, 2001 $731,000 Promissory Note made by us to Mr. Dunlap. The amount that is owed is in dispute (due to offsets made prior to the bankruptcy at Mr. Dunlap’s direction) and we contend that the conditions precedent to the maturity of the loan have not occurred. We also note that our June 30, 2006 consolidated condensed financial statements reflect principal and interest being owed as of such date. Regions Bank has also claimed that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We dispute this claim.

In addition, during 2005, we settled and dismissed four lawsuits at a total cost of $105,640. There are no such cases presently pending.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued promissory bridge loans for a total of $950,000 to Mr. Peter Meyer, a member of our board of directors, during the first six months of 2006. The loans have a 10% interest rate and are payable in six months. The Company repaid $350,000 of these bridge loans during the first quarter of 2006, with the remaining $600,000 outstanding as of June 30, 2006.

In the first six months of 2006, the Company issued additional identical 12.5% Convertible Secured Promissory Notes in the amount of $1,241,803 to satisfy accrued interest payable. Based on the terms of the 12.5% Notes, accrued interest is due and payable on the one year anniversary date of the notes. The interest is payable in cash or in the form of identical new notes, at the option of the Company.

The Company issued additional 10% Secured Convertible Promissory Notes which totaled $4,602,177 during the six months ended June 30, 2006. These notes have a three year maturity.

In connection with the issuance of the 10% Notes in 2006, the Company granted warrants to purchase 1,016,321 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2011, and had an allocated value of $581,201 in 2006. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt.

The Company also issued warrants to purchase 33,417 shares of common stock in the three months ended March 31, 2006 for advisory services in connection with obtaining the 10% Note financing. The warrants had an exercise price of $4.00 per share, expire in 2016, had a calculated value of $21,215 and were recorded as deferred financing costs in the six months ended June 30, 2006, to be amortized over the life of the debt.

The Company, with the assistance from a valuation specialist, recalculated the fair value of the embedded derivative associated with the 10% Notes for the first two quarters of 2006. The value was determined to be

$73,070 and $69,588 at March 31, 2006 and June 30, 2006, respectively. The change in value was recorded as other income or expense during the applicable quarter.

ITEM 3.      Defaults Upon Senior Securities

At June 30, 2006, $142,166 of outstanding principal under our 8% Secured Convertible Promissory Notes and $884,343 of outstanding principal under our 10.9% Secured Convertible Promissory Notes were past due.

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