Form 10QSB
period 2006-09-30
MetaMorphix Inc.
filed 2006-11-14
CIK 1289370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 31, 2006
Common Stock, $.001 par value	21,035,141 Shares

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets as of September 30, 2006 and December 31, 2005	5

Consolidated Condensed Statements of Operations for the Three and Nine Months
Ended September 30, 2006 and 2005	6

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended
September 30, 2006 and 2005	7

Notes to Consolidated Condensed Financial Statements	8

ITEM 2. Management's Discussion and Analysis or Plan of Operation	15

ITEM 3. Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3. Defaults Upon Senior Securities	22

ITEM 6. Exhibits	22

SIGNATURES	23

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

           We have established several relationships through which we expect to commercialize our animal genomics technology. We have exclusive development and marketing agreements with Cargill Incorporated, or Cargill, the world’s second largest beef processor and a leading feedlot operator, and the Monsanto Company, or Monsanto, a leading swine breeder. We also have agreements to provide DNA testing services for the American Kennel Club, the world’s largest canine registry, United Kennel Club, American Angus Association, the world’s largest beef cattle registry, Red Angus Association, American Limousin Association, and American Bucking Bull Association.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements (Unaudited)

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,225,315	$1,382,225
Accounts receivable	227,505	253,827
Prepaid expenses and other current assets	143,774	131,028
Total current assets	1,596,594	1,767,080

PROPERTY AND EQUIPMENT—Net	1,840,682	2,076,656
GOODWILL	3,739,870	3,739,870
LEASE SECURITY DEPOSITS	204,494	204,494
DEFERRED DEBT ISSUE COSTS	4,352,609	5,396,050
	10,137,655	11,417,070
TOTAL ASSETS	$11,734,249	$13,184,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,575,057	$9,042,468
Accrued compensation	4,751,394	5,766,847
Accrued dividends	2,920,509	1,877,160
Short-term notes payable	2,281,712	2,489,004
Notes payable to officers and directors	2,184,498	1,584,498
Deferred revenue	1,235,420	1,420,827
Celera purchase obligation	2,544,980	2,026,442
Derivative liability	93,985	43,214
Accrued interest	3,184,480	2,284,145
Total current liabilities	26,772,035	26,534,605

LONG-TERM NOTES PAYABLE, net of discount of $4,686,803 and
$5,610,299 at September 30, 2006 and December 31, 2005, respectively	30,015,697	19,766,221
CELERA PURCHASE OBLIGATION	3,593,176	3,933,767
ACCRUED INTEREST	2,072,701	1,188,332
OTHER LONG-TERM LIABILITIES	153,413	177,575
Total liabilities	62,607,022	51,600,500

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred stock, $0.001 par value—22,000,000 shares authorized and 7,326,715 shares issued and outstanding as of September 30,
2006 and December 31, 2005	59,918,772	59,918,772
Common stock, $0.001 par value—75,000,000 shares authorized as of
September 30, 2006 and December 31, 2005, 21,035,141 and
20,369,719 shares issued and outstanding as of September 30, 2006
and December 31, 2005, respectively	21,035	20,370
Additional paid-in capital	79,404,922	77,847,349
Accumulated other comprehensive loss	(132,990)	(76,458)
Accumulated deficit	(190,084,512)	(176,126,383)
Total stockholders’ equity (deficit)	(50,872,773)	(38,416,350)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,734,249	$13,184,150

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

REVENUE	$765,019	$600,407	$2,475,847	$1,952,169
OPERATING COSTS AND
EXPENSES:
Cost of revenue	445,944	395,980	1,702,997	1,319,148
Research and development	914,045	1,210,509	2,077,662	3,638,012
General and administrative	2,121,737	2,549,823	6,062,140	8,991,773
Depreciation and amortization	90,122	75,120	253,084	2,358,843
Total operating costs and expenses	3,571,848	4,231,432	10,095,883	16,307,776
OTHER INCOME (EXPENSE):
Interest expense and accretion of debt
discount	(1,707,270)	(1,383,038)	(4,874,867)	(4,065,887)
Debt issue costs	(487,831)	(558,662)	(1,437,690)	(1,672,281)
Debt conversion expense	-	-	-	(93,696)
Other (expense)	1,484	(194,162)	(25,536)	(194,162)
NET LOSS	(5,000,446)	(5,766,887)	(13,958,129)	(20,381,633)
Preferred stock dividends and
accretion of beneficial conversion
features	(351,605)	(351,604)	(1,043,349)	(1,035,333)
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(5,352,051)	$(6,118,491)	$(15,001,478)	$(21,416,966)
Net loss per common share:
Basic and diluted	$(0.26)	$(0.30)	$(0.72)	$(1.36)
Weighted average number of shares
outstanding:
Basic and diluted	20,938,234	20,365,586	20,731,583	15,765,172

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,958,129)	$(20,381,633)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	352,512	2,473,174
Accretion of debt discount	1,601,423	1,350,803
Amortization of deferred debt issue costs	1,437,690	1,246,403
Share-based payment expense	1,817,463	3,089,383
Induced conversion expense	–	93,696
Fair value changes in embedded derivative	25,624	–
Loss on disposal of fixed assets	647	199,292
Changes in assets and liabilities:
Accounts receivable	26,322	(13,324)
Prepaid expenses and other current assets	(385,851)	(18,650)
Lease security deposits	–	4,240
Accounts payable and accrued expenses	(1,604,639)	3,529,822
Accrued compensation	(1,015,454)	2,161,321
Deferred purchase obligation	177,947	188,933
Deferred revenue	(185,407)	(157,503)
Accrued interest	3,026,508	2,019,979
Other, net	(24,111)	(23,137)
Net cash flows used in operating activities	(8,707,455)	(4,237,201)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,132)	(2,078)
Net cash flows used in investing activities	(1,132)	(2,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuances	9,034,177	3,390,531
Principal payments on notes	(513,000)	(105,080)
Proceeds from stock issuances	30,500	564,618
Net cash flows provided by financing activities	8,551,677	3,850,069
Effect of exchange rate differences on cash and cash equivalents	–	(17,739)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(156,910)	(406,949)
CASH AND CASH EQUIVALENTS—Beginning of period	1,382,225	507,973
CASH AND CASH EQUIVALENTS—End of period	$1,225,315	$101,024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$73,958	$91,925
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted into equity	–	153,889
Conversion of notes and accrued interest into new notes	–	1,206,963

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF THE BUSINESS

MetaMorphix, Inc. (the “Company”) is a life sciences company focused on discovering, acquiring, developing, and commercializing products and technologies to improve animal health, livestock production, and human health. The Company was incorporated on September 1, 1994.

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

Going Concern – Management’s Plans

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of September 30, 2006, the Company had a working capital deficiency of $25.2 million and an accumulated deficit of $190 million. The Company intends and is currently working to finance its operations primarily through future debt and equity financings and future revenues.

On June 8, 2005, the Company’s Board of Directors granted approval to Company management to pursue additional financings through the issuance of a new private placement of promissory notes. Through September 30, 2006, $13.0 million of the $15 million financing under the three year 10% Secured Convertible Promissory Notes has been completed and finalized.

Currently, management is working to secure up to $15 million in additional funding under a separate round of two year 10% Secured Convertible Promissory Notes. While we anticipate that the proceeds from additional financings will be sufficient to fund our operations until we can generate positive cash flow from operations, they may be insufficient.

Although the Company recognizes the need to raise funds in the near future, we may be unsuccessful in consummating any such transaction, or, if it did consummate such a transaction, the terms and conditions of such financing may not be favorable to the Company. The Company believes that its current assets will not be sufficient to fund operations in 2006. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements—The interim financial statements of the Company for the three and nine months ended September 30, 2006 and 2005 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flows for the three and nine months ended September 30, 2006 and 2005. The interim results of operations for the three and nine months ended September 30, 2006 and 2005, respectively, are not necessarily indicative of the results that may be achieved for the full year.

Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standard Board, or FASB, issued a Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company anticipates that the adoption of this standard will not have a material impact on its results of operations, financial position and cash flows, as the Company does not sponsor such plans.

In July 2006, the FASB issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This FIN prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company is currently evaluating the impact of adopting FIN No. 48 on its results of operations, financial position and cash flows.

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

3.          SHARE-BASED PAYMENT EXPENSE

The consolidated condensed statements of operations include the following share-based payment expense as calculated pursuant to the provisions of SFAS No. 123(R) for the three and nine months ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Research and
development	$72,256	$120,257	$240,184	$380,184

General and
administrative	497,698	696,924	1,577,279	2,319,781

Interest expense
and accretion of
debt discount	-	81,224	-	360,536

Debt issue costs	-	10,767	-	28,882

Total	$569,954	$909,172	$1,817,463	$3,089,383

Share-based payments in the expense categories above include expense associated with stock options granted to employees and directors as compensation and to outsiders for services performed. In addition, share-based payment expense includes the expense recorded from the calculated value of warrants granted in connection with debt securities being issued and the expense recorded from the calculated value of penalty warrants granted, which is included in interest expense and accretion of debt discount. Penalty warrants are contractually granted when the Company fails to meet certain specified criteria, such as failure to repay the obligation when due, or failure to consummate an IPO within a certain time period. We have issued no penalty warrants during the nine months ended September 30, 2006.

4.          PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2006	2005

Prepaid expenses	86,417	35,171
Supplies inventory	57,357	95,857

Total	$143,774	$131,028

5.          PROPERTY AND EQUIPMENT—NET

Property and equipment consists of the following:

	September 30,	December 31,
	2006	2005

Office equipment	$1,199,596	$1,219,938
Production equipment	1,930,222	1,814,799
Office equipment under capital
lease	213,224	213,224
Leasehold improvements	129,062	129,062

	3,472,104	3,377,023
Less: Accumulated depreciation	(1,631,422)	(1,300,367)

Total	$1,840,682	$2,076,656

The Company recorded depreciation expense of $117,737 and $112,404 for the three months ended September 30, 2006 and 2005, respectively, and $352,512 and $347,172 for the nine months ended September 30, 2006 and 2005, respectively. Accumulated depreciation for equipment under capital leases was $65,580 and $47,380 as of September 30, 2006 and December 31, 2005, respectively.

6.          INTELLECTUAL PROPERTY RIGHTS

Acquired intangible assets subject to amortization as of September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005

Intellectual property
rights	$38,268,051	$38,268,051
Less: Accumulated
amortization	(38,268,051)	(38,268,051)

Total	$-	$-

Amortization expense related to intangible assets was $0 for the three months ended September 30, 2006 and 2005, and $0 and $2,126,003 for the nine months ended September 30, 2006 and 2005, respectively.

7.          LONG-TERM DEFERRED DEBT ISSUE COSTS

The long-term deferred debt issue cost activity during the nine months ended September 30, 2006 and 2005 is as follows:

	2006	2005
Balance at January 1	$5,396,050	$6,480,080
Calculated value of warrants granted	21,215	—
Other debt issue costs	373,034	—
Amortization to debt issue costs	(1,437,690)	(1,246,403)

Balance at September 30	$4,352,609	$5,233,677

8.          COMMITMENTS AND CONTINGENCIES

Leases and Royalty Agreements— The Company has office facilities and equipment under capital and operating leases. In addition, the Company has certain agreements that provide for minimum future royalty payments and sublease income. Future minimum payments for capital leases, noncancelable operating leases, and royalty agreements with terms in excess of one year at September 30, 2006, are as follows:

	Capital	Operating	Royalty
	Leases	Leases	Agreements	Total

October 1, 2006 through
December 31, 2006	$10,598	$146,490	$44,895	$201,983
2007	42,390	863,328	179,580	1,085,298
2008	42,390	727,625	179,580	949,595
2009	29,155	784,563	179,580	993,298
2010	17,480	805,604	179,580	1,002,664
2011	17,480	827,252	–	844,732

Thereafter	7,283	176,249	–	183,532

Total payments/(receipts)	166,776	4,331,111	763,215	5,261,102

Less: Amounts representing interest	(17,635)	–	–	(17,635)

Net payments/(receipts)	$149,141	$4,331,111	$763,215	$5,243,467

Rent expense under operating leases was $215,941 and $376,636 for the three months ended September 30, 2006 and 2005, respectively, and $638,054 and $943,363 for the nine months ended September 30, 2006 and 2005, respectively. Sublease income was $0 and $26,148 for the three months ended September 30, 2006 and 2005, respectively, and $0 and $135,708 for the nine months ended September 30, 2006 and 2005, respectively.

The Company is currently leasing space in Savage, Maryland which it no longer occupies. This lease commenced on January 1, 2002 and will terminate on December 31, 2011. The Company currently subleases this space. This sublease commenced on December 1, 2004 and will terminate on December 31, 2011. The sublease rent equals the primary lease obligation. In 2006, the sublessee no longer pays rent to the Company but instead pays directly to the lessor.

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

As of September 30, 2006, there was one outstanding matter relating to director and officer indemnification. Samuel R. Dunlap, a former Company director, who is now in bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap's direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan has not occurred. We note that our September 30, 2006 consolidated condensed financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

Management Compensation— The Company has entered into agreements with four employees, including three executives and one scientist, which require payments by the Company totaling approximately $1,009,000 annually based on their current salaries.

9.          DEBT

The Company issued promissory bridge loans for a total of $950,000 to Mr. Peter Meyer, a member of our board of directors, during the first nine months of 2006. The loans have a 10% interest rate and are payable in six months. The Company repaid $350,000 of these bridge loans during the first quarter of 2006, with the remaining $600,000 outstanding as of September 30, 2006.

In the first nine months of 2006, the Company issued additional 12.5% Convertible Secured Promissory Notes, or 12.5% Notes, in the amount of $1,241,803 to satisfy accrued interest payable. Based on the terms of the 12.5% Notes, accrued interest is due and payable on the one year anniversary date of the notes. The interest is payable in cash or in the form of identical new notes, at the option of the Company.

The Company issued additional 10% Secured Convertible Promissory Notes, or 10% Notes, which totaled $8,084,177 during the nine months ended September 30, 2006. These notes have a three year maturity.

In connection with the issuance of the 10% Notes in 2006, the Company granted warrants to purchase 1,103,371 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2011, and had an allocated value of $652,780 in 2006. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt.

The Company also issued warrants to purchase 33,417 shares of common stock in the nine months ended September 30, 2006 for advisory services in connection with obtaining the 10% Note financing. The warrants had an exercise price of $4.00 per share, expire in 2016, had a calculated value of $21,215 and were recorded as deferred financing costs in the nine months ended September 30, 2006, to be amortized over the life of the debt.

The Company, with the assistance from a valuation specialist, recalculated the fair value of the embedded derivative associated with the 10% Notes for the each of the first three quarters of 2006. The value was determined to be $73,070, $69,588, and $93,985 at March 31, 2006, June 30, 2006, and September 30, 2006, respectively. The additional value which was attributable to additional notes was recorded as additional debt discount. The change in value which was attributable to the existing liability was recorded as other income or expense during the applicable quarter.

Amortization expense relating to the 10% Notes and 12.5% Notes debt discount was $544,090 and $450,267 for the three months ended September 30, 2006 and 2005, respectively, and $1,595,726 and $1,350,803 for the nine months ended September 30, 2006 and 2005, respectively.

10.        EQUITY

In the nine months ended September 30, 2006, the holders of warrants to purchase 1,141,607 shares of common stock exchanged their warrants for 570,818 actual shares of common stock. There was no expense associated with this exchange.

ITEM 2.           Management's Discussion and Analysis or Plan of Operation

Material Changes in Results of Operations - Comparison of the Three Months Ended September 30, 2006 and 2005

The following table quantifies the amount of revenue earned during the periods presented for each of our principal sources of revenues:

	Three months ended
	September 30,
Type of Revenue	2006	2005
Parentage and identification
genotyping service revenue	$ 458,582	$ 539,328
Feedlot sample testing	99,553	-
License fee revenue	50,001	50,001
Other genomic service revenue	$ 156,883	$ 11,078

Total revenue	$ 765,019	$ 600,407

Revenue. Our revenue for the three months ended September 30, 2006 was $765,019, which was an increase of $164,612, or 27.4%, from the $600,407 during the third quarter of 2005, primarily due to the introduction of various new product lines. The Company began its feedlot commercialization study in 2006 as the next step in commercializing the product developed in the Cargill collaborative research project. That testing generated $99,553 during the third quarter of 2006. New products included in other genomic service revenue consisted primarily of canine data archiving, which generated $11,794 for the quarter, and Tru-Polled testing, which generated $99,935 during the quarter. Tru-Polled testing determines the genetics of polled (hornless) cattle and assesses the probability that they will produce polled progeny. Polled cattle are more desirable due to decreased expense associated with horn removal and increased value of the hide due to decreases in injury rates during transportation and in the feedlot.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2006 were $445,944, a $49,964, or 12.6% increase from the $395,980 for the same period of 2005. This increase was primarily related to an increased level of revenue, as the gross margin percentage remained at a consistent level. The Company expects the gross margin from the new product lines to improve as volumes increase and labor costs decrease. The decrease in labor costs is expected to result from production efficiencies, as well as from personnel mix, as production moves from scientists to technicians.

Research and Development. Research and development costs were $914,045 for the three months ended September 30, 2006 compared to $1,210,509 for the same period in 2005. This $296,464, or 24.5%, decrease was primarily due to a reduction in employment related costs of approximately $611,000, partially offset by higher professional fees. The lower employment related costs reflects the closure of our Canadian facility in the third quarter of 2005, as well as a reduction in our Beltsville research team. The higher professional fees related to legal fees relating to the maintenance of intellectual property and patents.

General and Administrative. General and administrative costs were $2,121,737 for the three months ended September 30, 2006 compared to $2,549,823 for the same period of 2005. This $428,086, or 16.8%, decrease was primarily due to the decrease in our employment related costs of approximately $693,000, partially offset by higher professional fees of approximately $342,000. The decrease in employee related costs includes a $199,000 reduction in stock compensation expense, a $241,000 reduction in bonus expense, and a $253,000 reduction in salaries, taxes and benefits due to changes in staffing (including a consolidation of finance and administration staff in Beltsville and Davis, CA). Higher professional fees include audit, legal, and valuation fees relating to our financial statements and SEC compliance.

Depreciation and Amortization. Depreciation and amortization increased $15,002, or 20.0%, to $90,122 for the three months ended September 30, 2006 from $75,120 for the same period of 2005 primarily due to the incremental expense related to asset purchases in late 2005.

Interest Expense. Interest expense and accretion of debt discount increased $342,232 to $1,707,270 for the three months ended September 30, 2006 from $1,383,038 for the same period in 2005. This 23.4% increase was primarily due to a $12.6 million higher average debt balance and the higher accretion of debt discount relating to the 10% Notes.

Debt Issue Costs. Debt issue costs decreased $70,831 to $487,831 for the three months ended September 30, 2006 from $558,662 for the same period of 2005. This 12.7% decrease is due to higher commissions associated with bridge loans obtained in the third quarter of 2005.

Other Income/Expense. Other income /expense was $1,484 of income for the three months ended September 30, 2006 compared to $194,162 of expense for the three months ended September 30, 2005. This change was primarily due to the loss recorded on the disposal of assets from MetaMorphix Canada, Inc. In September 2005, we made the decision to consolidate the research efforts of the Immunopharmaceutical business unit into the Growth Differentiation business unit in order to improve efficiency, and our facility in Canada was closed. In connection with this closure, we accrued approximately $267,000 in severance benefits for the 11 employees which were involuntarily terminated.

Net Loss. Net loss decreased $766,441, or 13.3%, for the three months ended September 30, 2006 from the three months ended September 30, 2005, due to a combination of the factors described above, primarily due to the decrease in our research and development and general and administrative operating costs.

Material Changes in Results of Operations - Comparison of the Nine Months Ended September 30, 2006 and 2005

The following table quantifies the amount of revenue earned during the periods presented for each of our principal sources of revenues:

	Nine months ended
	September 30,
Type of Revenue	2006	2005
Parentage and identification
genotyping service revenue	$ 1,592,760	$ 1,726,079
Feedlot sample testing	305,620	-
License fee revenue	150,003	150,003
Other genomic service revenue	427,464	76,087
Total revenue	$ 2,475,847	$ 1,952,169

Revenue. Our revenue for the nine months ended September 30, 2006 was $2,475,847, which was an increase of $523,678, or 26.8%, from the $1,952,169 during the same period of 2005, primarily due to the introduction of various new product lines. The Company began its feedlot commercialization study in 2006 as the next step in commercializing the product developed in the Cargill collaborative research project. That testing generated $305,620 during the first nine months of 2006. New products included in other genomic service revenue were canine data archiving, which generated $102,922 for the nine months, and Tru-Polled testing, which generated $216,130. Tru-Polled testing determines the genetics of polled (hornless) cattle and assesses the probability that they will produce polled progeny. Polled cattle are more desirable due to decreased expense associated with horn removal and increased value of the hide due to decreases in injury rates during transportation and in the feedlot.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2006 were $1,702,997, a $383,849, or 29.1%, increase from the $1,319,148 for the same period of 2005. This increase was primarily related to the increased level of revenue, as the gross margin percentage declined slightly due to lower volume within the new product lines. The Company expects the gross margin from the new product lines to improve as volumes increase and labor costs decrease. The decrease in labor costs is expected to result from production efficiencies, as well as from personnel mix, as production moves from scientists to technicians.

Research and Development. Research and development costs were $2,077,662 for the nine months ended September 30, 2006 compared to $3,638,012 for the same period in 2005. This $1,560,350, or 42.9%, decrease was primarily due to a reduction in employment related costs of approximately $1,746,000, partially offset by an increase in legal expense of $423,000. The reduction in employee related costs reflects the closure of our Canadian facility in the third quarter of 2005, as well as a reduction in our Beltsville research team.

General and Administrative. General and administrative costs were $6,062,140 for the first nine months of 2006 compared to $8,991,773 for the same period of 2005. This $2,929,633, or 32.6%, decrease was primarily due to the decrease in our employee related costs of approximately $2,454,000. The decrease in employee related costs includes a $743,000 reduction in stock compensation expense, a $773,000 reduction in bonus expense, and a $939,000 reduction in salaries, taxes and benefits due to changes in staffing (including a consolidation of finance and administration staff in Beltsville and Davis, CA).

Depreciation and Amortization. Depreciation and amortization decreased $2,105,759, or 89.3%, to $253,084 for the nine months ended September 30, 2006 from $2,358,843 for the same period of 2005 primarily due to the completion of the intangible asset amortization in February 2005. The intangible assets related to the intellectual property associated with the Celera genomics acquisition in February 2002 which was being amortized at a rate of $3,189,000 per quarter.

Interest Expense. Interest expense and accretion of debt discount increased $808,980 to $4,874,867 for the nine months ended September 30, 2006 from $4,065,887 for the same period in 2005. This 19.9% increase was primarily due to the $11.3 million increase in the average outstanding debt balance, as well as the additional amortization relating to the debt discount associated with the 10% Notes.

Debt Conversion Expense. In 2005, holders of our 10.9% Secured Convertible Promissory Notes converted $143,992 into our Series G convertible preferred stock, with warrants attached. The $93,696 of expense represents the fair value of the securities and warrants issued in excess of the fair value of securities issuable pursuant to the original conversion terms. There were no debt conversions to equity during 2006.

Debt Issue Costs. Debt issue costs decreased $234,591, or 14.0%, to $1,437,690 for the nine months ended September 30, 2006 from $1,672,281 for the same period of 2005. This decrease is due to commissions on and the calculated value of warrants issued with short-term bridge loans in 2005.

Other Expense. Other expense of $25,536 for the nine months ended September 30, 2006 primarily relates to the change in fair value of the embedded derivative associated with the liquidated damages clause in the registration rights section of the subscription agreement for our 10% Secured Convertible Promissory Notes. The other expense in 2005 was due to the loss recorded on the disposal of assets from MetaMorphix Canada, Inc. In September 2005, we made the decision to consolidate the research efforts of the Immunopharmaceutical business unit into the Growth and Differentiation business unit in order to improve efficiency, and our facility in Canada was closed. In connection with this closure, we accrued approximately $267,000 in severance benefits for the 11 employees which were involuntarily terminated.

Net Loss. Net loss decreased $6,423,504, or 31.5%, for the nine months ended September 30, 2006 from the nine months ended September 30, 2005, due to a combination of the factors described above, primarily the decrease in depreciation and amortization, and the decrease in our research and development and general and administrative operating costs.

Material Changes in Financial Position - Liquidity and Capital Resources

The Company’s primary sources of liquidity are its revenues and the sale of debt and equity securities. At September 30, 2006, the Company had cash and cash equivalents of $1,225,315 and a working capital deficiency of $25,175,441.

In the first nine months of 2006, cash used in operations was $8.7 million compared to $4.2 million in the comparable period last year. This increase was primarily due to a $2.1 million decrease in depreciation and amortization expense, a $1.3 million decrease in share-based payment expense, and an $8.3 million decrease in the change in accounts payable and accrued compensation, partially offset by a $6.4 million decrease in net loss. Cash provided by financing activities was $8.6 million in the current period compared to $3.9 million in the prior year period. This increase was due to higher proceeds from the sale of debt and equity securities of $5.1 million, partially offset by the increase in principal payments of $0.4 million.

The Company does not have any other significant commitments or guarantees, except for rental commitments and employee related obligations.

On June 8, 2005, the Company’s Board of Directors granted approval to Company management to pursue additional financings through the issuance of a new private placement of promissory notes. Through September

30, 2006, $13.0 million of the $15 million financing under the three year 10% Secured Convertible Promissory Notes has been completed and finalized.

Currently, management is working to secure additional funding of up to $15 million under a separate round of two year 10% Secured Convertible Promissory Notes. While we anticipate that the proceeds from additional financings will be sufficient to fund our operations until we can generate positive cash flow from operations, they may be insufficient.

Although the Company recognizes the need to raise funds in the near future, we may be unsuccessful in consummating any such transaction, or, if it did consummate such a transaction, that the terms and conditions of such financing will be favorable to the Company. The Company believes that its current assets will not be sufficient to fund operations in 2006. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have no off-balance sheet arrangements.

Continuing Operations

Our priorities for the next twelve months of operations are to continue to develop and subsequently market our products and services to establish our business in the genomics and growth factors technology industry. We are focused on our organizational commercialization activities, raising capital and establishing a business presence with vendors, business owners and referral sources.

We may be unable to compete successfully, and the competitive pressures we face might have an adverse effect on our business, results of operations and financial condition. We require additional capital, which we intend to raise through one or more public or private offerings of equity and/or debt. There are no preliminary loan agreements or understandings between us, our officers, director affiliates or lending institutions. We are unsure if any such financing can be obtained or, if obtained, that it will be on adequate or reasonable terms.

Critical Accounting Policies

See “Management’s Discussion and Analysis or Plan of Operations” in our Form 10-KSB for the year ended December 31, 2005 for a detailed discussion of our critical accounting policies. These policies include revenue recognition, impairment of long-lived assets, and stock-based compensation. No significant changes in our critical accounting policies have occurred since December 31, 2005.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board, or FASB, issued a Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company anticipates that the adoption of this standard will not have a material impact on its results of operations, financial position and cash flows, as the Company does not sponsor such plans.

In July 2006, the FASB issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This FIN prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company is currently evaluating the impact of adopting FIN No. 48 on its results of operations, financial position and cash flows.

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

ITEM 3.           Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective.

During the period covered by this report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued additional 10% Notes which totaled $3,482,000 to various accredited investors in private placements during the three months ended September 30, 2006. These notes have a three year maturity and have the option to convert to common stock at $4.00 per share prior to an initial public offering, or IPO. Following an IPO, the 10% Notes will automatically convert at a conversion price equal to the lower of $4.00 or 70% of the IPO price.

In connection with the issuance of the 10% Notes during the three months ended September 30, 2006, the Company granted warrants to purchase 87,050 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2011, and had an allocated value of $71,578 in 2006. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt.

The above-described issuances were exempt from registration pursuant to Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either us or any person acting on our behalf; the securities sold are subject to transfer restrictions; and the certificates for the shares contained an appropriate legend stating such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. No underwriters were involved in connection with the sales of securities referred to in this Part II, Item 2.

The Company, with the assistance from a valuation specialist, recalculated the fair value of the embedded derivative associated with the 10% Notes for the each of the first three quarters of 2006. The value was determined to be $73,070, $69,588, and $93,985 at March 31, 2006, June 30, 2006, and September 30, 2006, respectively. The additional value which was attributable to additional notes was recorded as additional debt discount. The change in value which was attributable to the existing liability was recorded as other income or expense during the applicable quarter.

ITEM 3.           Defaults Upon Senior Securities

At September 30, 2006, $142,166 of outstanding principal under our 8% Secured Convertible Promissory Notes and $884,343 of outstanding principal under our 10.9% Secured Convertible Promissory Notes were past due. The original due dates for these notes range from September 2001 to April 2006. There are no amended terms to these past due notes as a result of the default.

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

METAMORPHIX, INC.
Registrant

November 14, 2006	By:	/S/ EDWIN C. QUATTLEBAUM
Date	Edwin C. Quattlebaum
President, Chief Executive Officer and
Co-Chairman of the Board of Directors
(Principal Executive Officer)

November 14, 2006	By:	/S/ THOMAS P. RUSSO
Date	Thomas P. Russo
Executive Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)