Form 10QSB/A
period 2005-03-31
MetaMorphix Inc.
filed 2006-12-15
CIK 1289370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

          We are filing this Form 10-QSB/A (Amendment No. 1) to for the quarterly period ended March 31, 2005 in response to the SEC’s comments on the filing of our Amendment No. 1 to Form 10-SB which are applicable to this filing. The changes made are reflected in Part I, Note 8 to the Notes to Consolidated Financial Statements under Director and Officer Indemnification; Part II, Item 1 under Legal Proceedings; and Part II, Item 3 under Defaults Upon Senior Securities.

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

FORWARD LOOKING STATEMENTS

          Statements in this Form 10-QSB/A (Amendment No. 1) that are not descriptions of historical facts are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward looking terminology such as “may,” “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects,” or similar terms, variations of such terms or the negative of such terms. Forward-looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Description of Business”. The safe harbors for forward looking statements provided by Section 21E of the Exchange Act do not apply to statements made in this Form 10-QSB/A (Amendment No. 1). Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

5

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

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company is currently evaluating the impact of adopting FIN No. 48 on its results of operations, financial position and cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after fiscal year beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS No. 155 will have on its operations, financial position and cash flows.

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

              Property and equipment consists of the following

:
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

On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Samuel R. Dunlap, a former Company director, who is now in bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our March 31, 2005 consolidated condensed financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Samuel R. Dunlap, a former Company director, who is now in bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our March 31, 2005 consolidated condensed financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

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

ITEM 3.           Defaults Upon Senior Securities

At March 31, 2005, $131,481 of outstanding principal under our 8% Secured Convertible Promissory Notes and $301,906 of outstanding principal under our 10.9% Secured Convertible Promissory Notes were past due. The original due dates for these notes range from September 2001 to October 2004. There are no amended terms to these past due notes as a result of the default.

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

METAMORPHIX, INC.
Registrant

December 15, 2006	By:	/S/ EDWIN C. QUATTLEBAUM
Date	Edwin C. Quattlebaum
President, Chief Executive Officer and
Co-Chairman of the Board of Directors
(Principal Executive Officer)

December 15, 2006	By:	/S/ THOMAS P. RUSSO
Date	Thomas P. Russo
Executive Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)