Form 10QSB/A
period 2005-06-30
MetaMorphix Inc.
filed 2006-12-15
CIK 1289370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________________  to __________________

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

EXPLANATORY NOTE

          We are filing this Form 10-QSB/A (Amendment No. 1) for the quarterly period ended June 30, 2005 in response to the SEC’s comments on the filing of our Amendment No. 1 to Form 10-SB which are applicable to this filing. The changes made are reflected in Part I, Note 8 to the Notes to Consolidated Financial Statements under Director and Officer Indemnification; Part II, Item 1 under Legal Proceedings; and Part II, Item 3 under Defaults Upon Senior Securities.

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

On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Samuel R. Dunlap, a former Company director, who is now in bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our June 30, 2005 consolidated condensed financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Samuel R. Dunlap, a former Company director, who is now in bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our June 30, 2005 consolidated condensed financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

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