Form 10QSB/A
period 2005-09-30
MetaMorphix Inc.
filed 2006-12-15
CIK 1289370

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No : ☒

Check whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No : ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 31, 2006
Common Stock, $.001 par value	21,035,141 Shares

Transitional Small Business Disclosure Format (Check one): Yes ☐   No : ☒

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

EXPLANATORY NOTE

     We are filing this Form 10-QSB/A (Amendment No. 1) for the quarterly period ended September 30, 2005 in response to the SEC’s comments on the filing of our Amendment No. 1 to Form 10-SB which are applicable to this filing. The changes made are reflected in Part I, Note 8 to the Notes to Consolidated Financial Statements under Director and Officer Indemnification; Part II, Item 1 under Legal Proceedings; and Part II, Item 3 under Defaults Upon Senior Securities.

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

On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Samuel R. Dunlap, a former Company director, who is now in bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our September 30, 2005 consolidated condensed financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Samuel R. Dunlap, a former Company director, who is now in bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our September 30, 2005 consolidated condensed financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

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

ITEM 3.      Defaults Upon Senior Securities

At September 30, 2005, $138,443 of outstanding principal under our 8% Secured Convertible Promissory Notes and $888,814 of outstanding principal under our 10.9% Secured Convertible Promissory Notes were past due. The original due dates for these notes range from September 2001 to July 2005. There are no amended terms to these past due notes as a result of the default.

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