Form 10KSB/A
period 2005-12-31
MetaMorphix Inc.
filed 2006-12-15
CIK 1289370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

     As of October 31, 2006, the Registrant had 21,035,141 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

EXPLANATORY NOTE

We are filing this Form 10-KSB/A (Amendment No. 1) in response to the SEC’s comments on the filing of our Amendment No. 1 to Form 10-SB, which are applicable to this filing. Changes made throughout include updates to certain financial and other information contained in our original filing.

PART I

FORWARD-LOOKING STATEMENTS

                    Statements in this Form 10-KSB/A (Amendment No. 1) that are not descriptions of historical facts are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward looking terminology such as “may,” “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects,” or similar terms, variations of such terms or the negative of such terms. Forward-looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Description of Business”. The safe harbors for forward looking statements provided by Section 21E of the Exchange Act do not apply to statements made in this Form 10-KSB/A (Amendment No. 1). Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. You should also be aware that any of the events described under “Risk factors” and elsewhere in this registration statement could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

                    We have established several relationships through which we expect to commercialize our animal genomics technology. We have exclusive development and marketing agreements with Cargill Incorporated, or Cargill, the world’s second largest beef processor and feedlot operator, and the Monsanto Company, or Monsanto, a world leader in swine breeding. We describe these agreements in more detail under “Licenses, Acquisitions, and Collaborative Agreements.” We also have agreements to provide DNA testing services for the American Kennel Club, the world’s largest canine registry, United Kennel Club, American Angus Association, the world’s largest beef cattle registry, Red Angus Association, American Limousin Association, and American Bucking Bull Association. These non-exclusive DNA testing service contracts are made in the ordinary course of business and contain standard fee-per-test terms with contracts being renewable every three years by mutual consent of the parties. Additionally, these agreements detail DNA sample submission format, specifications for data analysis and delivery, and proper archiving of samples after analysis.

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

                    We have entered into relationships to commercialize both agricultural and human therapeutic applications of our GDF technology. We have entered into collaborative agreements with the top two chicken producer-processors in the United States, Tyson Poultry, Inc., or Tyson, and Pilgrim’s Pride Corporation, or Pilgrim’s Pride, and have formed a joint venture with Willmar Poultry Company, Inc., or Willmar, the world’s largest supplier of day old poults, for the development of Myostatin applications in turkeys. We have granted an exclusive license to Wyeth for the human therapeutic application of our GDF technology including Myostatin, under which Wyeth has completed Phase II clinical trials to evaluate a Myostatin-based product as a therapeutic for forms of muscular dystrophy. We describe these relationships and agreements under “--Licenses, Acquisitions, and Collaborative Agreements.”

                    We were incorporated as a Delaware corporation in September 1994. Between incorporation and 1997, our activities consisted of research performed by Dr. Se-Jin Lee at his laboratory at The Johns Hopkins University School of Medicine to focus on the discovery, characterization, development and commercialization of GDFs. After Dr. Lee published a paper on Myostatin in 1997, we began to explore business opportunities to use the Myostatin technology for human and agricultural applications. In 1999, we licensed to Wyeth human therapeutic applications of our GDF technology in exchange for which Wyeth assigned 2.7 million shares of our Series A Preferred Stock and 900,000 shares of our Series B Preferred Stock (95% of their total holdings) to us, as well as our receiving the right to future milestone and royalty payments. We accounted for the stock assignment as a repurchase and subsequently cancelled those shares. Between 2000 and 2002, we granted options to license our Myostatin technology to the top two U.S. chicken producers, Tyson and Pilgrim’s Pride, and entered into a joint venture with a leading supplier of turkeys, Willmar, to commercialize Myostatin in the North American chicken and turkey markets.

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

The Livestock Industry

                    According to the Congressional Research Services 2006 Report on The U.S. Farm Economy (February 2006), livestock receipts for the 2004 calendar year were $123.5 billion. In addition, The United Nations’ 1999 report on World Population Prospects states that the global demand for meat, milk and eggs will increase threefold by the year 2020. The United Nations report indicated that the two factors that will be primarily responsible for this increase in demand are the expanding world population and changes in dietary habits. The world’s population, which is approximately 6.5 billion, is projected to reach 7.7 billion by 2020. According to the U.S. Census Bureau, the U.S. population alone is expanding at a rate of 1.1% per year and expected to increase to 561 million people by 2050. As incomes rise in Asia, Europe, Central America and the United States, the demand for meat products is also expected to rise as diets shift from mainly carbohydrates to protein sources. Global meat demand is expected to be 60% greater in 2020 than in 1999 with 88% of this increase attributed to developing countries.

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

                    The pre-commercial phase of the collaboration, which is essentially a beta test on a commercial population of beef cattle, began in late 2005 and is expected to be completed in mid-2007. We expect that this study will determine the level of economic benefit derived from the use of the feedlot management tool. In the study, Cargill will divide its feedlot population into outcome groups based on their genetic potential as determined by our feedlot management tool. Production inputs are varied for each outcome group based on their predicted performance. The test will be comprised of up to 40,000 animals. The initial samples were collected exclusively from Cargill’s own feedlots. Cargill’s alliance partners, leading feedlot operators that supply Cargill’s processing facilities, have also participated in the study. As of the end of November 2006, we have tested approximately 28,000 animals for which Cargill has paid us $400,000 to date and Cargill will pay additional fees for the balance of the samples. If this study is successful, we, jointly with Cargill expect to commercialize the technology for use in the cattle industry.

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

                    We are exploring opportunities for our GENIUS-Whole Genome System™ with a leading chicken breeder. These opportunities include the possibility of entering into a commercial relationship similar to our swine and cattle agreements. If we enter into an agreement with a chicken breeder, we expect it to be exclusive.

                    We are also commercializing products based on our animal genomic technology in the companion animal sector. Our initial product, a canine heritage diagnostic tool, can differentiate between canine breeds. For purebred dogs, the diagnostic tool can be used to certify the breed. For mixed breed dogs, the diagnostic tool can be used to determine breed composition. The latter application can potentially allow owners to better manage the health of their animals regarding breed specific diseases. We expect to begin marketing the heritage diagnostic tool during the latter part of 2006. Lastly, we anticipate that we will use our highly informative SNP’s as part of a gene discovery program. To that end, we have entered into a license agreement with Genetic Technologies Limited, or GTG, for the rights to utilize U.S. patent #5,612,179 and #5,851,762, for the duration of their patent life, in our research and commercialization effort. Under the terms of this agreement, we have paid GTG a license issue fee and are contractually obligated to pay license annuity fees for applications in livestock, aquaculture and companion animals.

                    Current Animal Genomic Products and Services

                    We are currently providing genotyping services to the livestock (cattle) and companion animal industries using DNA-based systems developed for animal parentage and identification. Our genotyping products were developed using internal research and development resources. This development process produced DNA specific markers that could be used for various applications that include the ability to identify one individual animal from another, verify parentage, and determine specific commercial traits. Once these markers were identified, we produced assays to routinely screen animal samples.

                    We have created novel uses for our parent verification services in the beef industry. Our customers include cattle breed associations that are accustomed to verifying the pedigrees for certain categories of animals. These DNA-based tests are used by breed registries and commercial enterprises to maintain breed integrity and provide information to breeders to be used in making breeding decisions. For the cattle industry, we have entered into a license agreement with Marshfield Clinic, or Marshfield, for the rights to U.S. patent #5,075,217 for the duration of the patent life, to be used in cattle parentage testing. For this right, we pay to Marshfield/Linkage a quarterly fee.

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

                    We are the principal provider of DNA-based parentage verification and identity testing to the American Angus Association, the world’s largest beef cattle breed association, and the American Kennel Club, the largest canine registry in the world. For the year ended December 31, 2005 and the nine months ended September 30, 2006, revenues from sales of these products and services were approximately $2,225,000 and $1,593,000, respectively.

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

                    We anticipate that we will lower the annual license fees owed related to the technology acquired during the BioStar acquisition as we will be terminating the Vido Technology License Agreement between the University of Saskatchewan and MetaMorphix International, our wholly-owned subsidiary. The technology had been assigned to us in 2000. We do not envision that we will utilize the Adjuvant technology claims within U.S. patent #5,951,988 or its related patent family in order to immunize livestock. Currently, we are obligated to pay minimum royalty fees of $200,000 CAD, or approximately $176,000 USD.

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

Animal Genomics

                    Celera Acquisition

                    On February 28, 2002, we acquired some of the animal-related assets of the Celera Genomics Group of Applera Corporation. The assets acquired consisted of (1) a canine and cattle genotyping business operating in Davis, California, and (2) an exclusive, perpetual world-wide license to certain cattle, swine and poultry database products; SNP maps; and software. In consideration for these assets and licenses, we issued 2,000,000 shares of Series E Convertible Preferred Stock to Celera and made a deferred cash payment of $2,000,000. Under the Celera License Agreement, Celera granted to us a non-exclusive, perpetual worldwide license (with no right to sublicense) to access and to use certain of its cattle, swine and poultry genomic database products, SNP maps and tools (e.g. software) in connection with livestock and aquaculture production. Our license was subsequently converted to an exclusive license in June 2004. Pursuant to the Celera License Agreement, we also have a right of first offer for Celera’s services for genome and SNP map production for food producing animals other than cattle, swine and poultry in connection with livestock and aquaculture production. Collectively, we refer to this acquisition as Celera AgGen, which we operate through MMI Genomics, Inc., our wholly owned subsidiary in Davis, California.

                    The Celera License Agreement contains revenue sharing and royalty provisions that obligate us to pay Celera 3% of any economic consideration we receive from a contract or business relationship in the cattle area for a period of 15 years to the extent such royalty exceeds a cumulative amount of $500,000 annually, and 20% of any consideration we receive from a collaboration entered into prior to February 28, 2006 in the swine sector. We are not obligated to pay a royalty on any swine collaboration entered into after February 28, 2006. Cattle-related payments will be offset against a $500,000 annual payment we are required to make to Celera under the agreement. We received $1,000,000 from a swine collaborative partner, and were required to pay $1,000,000 to Celera for the right to grant a sub-license to that partner. If and when we receive revenues from our swine partner, $1,000,000 will be excluded from the calculation of economic consideration due to Celera when calculating a revenue sharing payment.

                    Pursuant to a separate agreement entered into with Celera, we are obligated to make quarterly payments of $125,000 for subscription-based access to Celera’s human genome database and analysis software. The present value of the $500,000 annual payments for fifteen years and the $125,000 quarterly payments for three years was calculated to be $6,268,051 at the time of acquisition. When combined with the $2,000,000 deferred cash payment, the $262,796 of acquisition costs, and the value of the Series E Convertible Preferred Stock, the total purchase price was $43,530,847. In the event of a breach of a representation or obligation by a party under the Celera License Agreement, the non-defaulting party may deliver notice to such defaulting party. If such default has not been cured by the end of the applicable thirty-day cure period, the agreement will be terminated. No such notice has been served by either party. The agreement may also be terminated in the event of a bankruptcy or insolvency event of one of the parties. We are currently past-due with respect to minimum royalty payments due to Celera.

                    We are currently past-due with respect to minimum royalty payments due to Celera, however, it is our intention to pay any past due amounts and avoid a default, as soon as sufficient funding is secured. At September 30, 2006, the total amount due to Celera was $6,138,156, of which $2,544,980 is past-due or payable within 12 months and the remaining $3,593,176 is classified as long term.

                    Cargill Agreement

                    On May 9, 2002, we entered into a Joint Development and Marketing Agreement, or the Cargill Agreement, with Excel Corporation (a subsidiary of Cargill) and Cargill, through its Caprock Business unit, or Cargill. Under the terms of the agreement, the parties agreed to jointly develop and commercialize products for the cattle industry intended to be predictive of traits that improve production economics or meet consumer demands for quality, consistency and tenderness. To date, we have received full payment, comprised of a $2,040,000 up-front payment, a $2,260,000 milestone payment with the completion of the SNP validation phase, $5,500,000 with the completion of a two part association study correlating a pattern of SNPs with the desirable traits and the final $400,000 milestone payment after the successful initial validation of the diagnostic traits. The third stage of the collaboration is Cargill’s implementation of the SNP-based predictive diagnostic tools in a beta-test population of commercial cattle, known as the pre-commercial phase. This validation phase consists of a test of up to 40,000 animals, which began in late 2005. It is expected to be completed in mid-2007. If the pre-commercial phase is successful, we and Cargill expect to jointly commercialize the technology for use in the cattle industry.

                    All information and data resulting from our efforts under the work plan will be the joint intellectual property of the parties. After the term of the Cargill Agreement, the parties may commercialize joint intellectual property subject to certain royalty payments being made to the other party. In accordance with the Cargill Agreement, upon the completion of the beta test, the parties have agreed to negotiate in good faith to enter into a Joint Commercialization Agreement. Among other provisions, we anticipate, based on preliminary discussions with Cargill, that the Joint Commercialization

Agreement will provide for the equal division of all profits and losses between the parties and that technologies and products developed thereunder will have a target price equal to approximately 30% of the value added through the use of the predictive diagnostic tools. We believe that we will enter into this Joint Commercialization Agreement in mid-2007, and the duration of this agreement will be no less than five years. The final agreement we reach with Cargill, however, may not be on these terms. For eighteen months beginning in November 2004, Cargill had the exclusive right to use the joint intellectual property on a commercial scale in its feedlots with all samples to be analyzed at our genotyping facility on a fee-for-service basis.

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

                    Under the Collaboration Agreement, we owe to Johns Hopkins reasonable efforts in their scientific and business judgment to seek commercialization of each GDF. Licenses granted under the Collaboration Agreement continue in effect until the expiration of the last patent licensed. However, the Collaboration Agreement stipulates that failure to achieve certain payment and performance milestones may cause termination of the licenses granted to us in the Agreement. We have met the required development milestone which required that a minimum of $2.5 million be spent over the five year period beginning on January 27, 1999 and ending on January 27, 2004. However, we are currently in arrears at September 30, 2006 with respect to $310,000 of patent fees and $755,000 of maintenance fees and research funding which would permit Johns Hopkins to provide us with a 60-day notice-and-cure letter (after which 60-day period, Johns Hopkins would have the right to terminate the license and other rights granted by Johns Hopkins to MetaMorphix). No such notice has been served upon us by Johns Hopkins. The Collaboration Agreement had previously been amended twice by the parties — first on January 22, 2002 and again on September 30, 2002 — in each case to extend the term of the sponsored research plan conducted by Johns Hopkins.

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

                    Chicken Commercial Licensing

                    On July 28, 2000, we entered into a Letters of Intent and Limited License Agreement with Tyson Poultry, Inc., or Tyson, and on November 10, 2000, we entered into a substantially similar Letter of Intent and Limited License and Option Agreement with Pilgrim’s Pride Corporation, or Pilgrim’s Pride. The parties have entered into the aforementioned agreements to facilitate the testing of Myostatin blocker technology in broiler chicken production and to facilitate negotiating the terms of the proposed long-term license agreements. On October 10, 2000, MetaMorphix and Pilgrim’s Pride entered into a Letter of Intent Regarding Limited License in the Republic of Mexico.

                    These agreements include an option to license Myostatin technology for use by Tyson in U.S. chicken production and for use by Pilgrim’s Pride in chicken production in both the U.S. and Mexico on predefined terms upon the successful completion of large-scale trials by the poultry producers. For the option to the technology, both chicken production companies have paid us $250,000. License fees to cover development costs are to be paid once a product candidate has been agreed upon by the parties. Additionally, we are to receive 30% of the value added by the technology on a per treated bird basis.

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

Research and Development

                    During the nine months ended September 30, 2005 and 2006, we spent $3,638,012 and $2,077,662, respectively, on research and development. During the years ended December 31, 2003, 2004 and 2005, we spent $3,674,157, $4,364,421, and $4,311,880, respectively, on research and development. It is anticipated that the majority of the costs associated with development of our genomic predictive diagnostic tools will be funded by proceeds of contracts with our collaborative partners and will be expensed as costs of goods sold.

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

Employees

                    As of September 30, 2006, we had a total of 35 employees: 25 in Davis, California and 10 in Beltsville, Maryland. No employees are represented by labor organizations and there are no collective bargaining agreements. We consider relations with our employees to be good.

Corporate Information

                    We were incorporated in Delaware in 1994. Our principal executive office is located at 8000 Virginia Manor Road, Suite 140, Beltsville, Maryland 20705, and our telephone number is (301) 617-9080. Our website address is www.metamorphixinc.com. Information contained on our website does not constitute part of the document.

RISK FACTORS

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER THE FOLLOWING RISK FACTORS AS WELL AS THE OTHER INFORMATION IN THIS FORM 10-KSB/A (AMENDMENT NO. 1) BEFORE DECIDING TO INVEST IN OUR SHARES OF COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER. IF THIS HAPPENS, YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT.

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

                    We have incurred negative cash flows since inception and have expended, and expect to continue to expend, substantial funds for working capital to continue our research and development programs and operate our business. At September 30, 2006, we had approximately $1.2 million of cash and cash equivalents. If, in the future, we begin to generate positive cash flow from our operations, we will still need to seek additional financing to continue our research and development activities and fund our business operations. If we are unable to generate adequate revenues, enter into a corporate collaboration, complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our research and development programs. We may not be able to:

•	find financing on terms acceptable to us, if at all;

•	receive payments due to us in a timely manner, if at all, pursuant to any collaboration arrangements into which we have entered;

•	generate revenues that will reach projected levels;

•	keep a substantial portion of the proceeds from any financing from being used to repay existing debt or other obligations;

•	keep expenditures from exceeding current expectations; or

•

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

                    Accordingly, we may require additional funds to implement our business plan even if we obtain additional financing to implement our business plan. If adequate funds are not available to us through additional financings, we may be required to:

•	delay, reduce the scope of, or eliminate, one or more of our research and development programs or forfeit our rights to future technologies;

•

obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves;

•	license the rights to products on terms that are unfavorable to us; or

•	enter into a corporate restructuring, bankruptcy or liquidation proceeding.

We have substantial outstanding indebtedness, including amounts owed to members of current and former management that we may be unable to repay or convert to equity.

                    At September 30, 2006, we had approximately $39,128,000 of outstanding indebtedness in the form of short-term and long-term promissory notes. Of such amount, $4,426,000 principal amount is past due. We will need to raise additional funds through financings or future revenue to repay our outstanding indebtedness. Any funds that we raise that are applied to repay our outstanding indebtedness will not be available to fund our business. We may be unable to raise the funds necessary to repay our debt and the holders of past due amounts may seek to enforce their rights against us.

                    At September 30, 2006, we had $264,000 principal amount of outstanding indebtedness to Edwin C. Quattlebaum, our Chief Executive Officer, President and Co-Chairman of the Board, representing working capital advances he made to us, which indebtedness is evidenced by demand notes bearing interest at the prime rate plus 1% and which provide for repayment at such time as we have sufficient resources. An additional $625,500 principal amount of debt that is evidenced by a substantially similar note is owed to a former director of ours who is currently in bankruptcy (see “Legal Proceedings”). We also have an accrued liability of $1,130,300 for deferred bonus payments (declared and estimated) to our executive officers, which were earned from 1999 through September 30, 2006.

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

                    Under our license agreement with Celera, we are obligated to make certain payments in order to maintain our exclusive rights under the license agreement to Celera’s cattle, swine and poultry genomic sequencing tools and technology. At September 30, 2006, we were in arrears with respect to $100,000 of quarterly payments to Celera and a royalty obligation of $1,938,800. We may not be able to satisfy the prescribed conditions for maintaining the license. The failure to maintain an exclusive license to the genomic sequencing technology would negatively impact our ability to commercialize any products or services based on this platform technology.

Due to past-due minimum royalty payments we have been unable to make, we are currently in breach of the Celera Licensing Agreement, which could result in Celera exercising their option to terminate the contract, which would revoke the use of the technology and reduce our expected future revenue and cash flows.

                    At September 30, 2006, we were past due in paying minimum royalties to Celera in the amount of $2,038,800. Celera has the right under the agreement to terminate our rights to the technology, which includes the world-wide license to certain cattle, swine and poultry database products; single nucleotide polymorphism, or SNP, maps, and software. If we were to lose our rights to this technology, we would be unable to complete our product commercialization strategy, thereby reducing the amount of expected revenue and cash flows.

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

                    Our proposed Myostatin technology for agricultural uses is in the early developmental stage and will require time-consuming and costly research and development, testing, and regulatory clearances prior to commercialization. Accordingly, we do not expect to develop any proposed product candidates from these technologies for commercial sale for three to five years, if ever. The successful development of any of these technologies and any subsequent product candidates is subject to the risks of failure generally inherent in the development of any innovative technologies and products derived therefrom. These risks include the possibilities that:

•	to the extent regulatory clearance is mandated, the proposed products may be found or believed to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;

•	the technologies or any proposed products derived from the technologies are uneconomical to manufacture or market or do not achieve broad market acceptance;

•	third parties hold proprietary rights that preclude us from marketing one or more of our proposed product candidates; or

•	third parties have superior technologies and/or market superior or equivalent products.

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

Due to past-due patent and research fees we have been unable to pay to Johns Hopkins, we are currently in breach of the Amended and Restated Collaboration Agreement with The Johns Hopkins University School of Medicine and Genetics Institute, Inc. (now a division of Wyeth), which could result in Johns Hopkins exercising their option to terminate the contract, which would revoke the use of the technology and reduce our expected future revenue and cash flows.

                    At September 30, 2006, we were past due in paying patent fees to Johns Hopkins in the amount of $310,000 and research funding in the amount of $755,000. Johns Hopkins has the right under the Amended and Restated Collaboration Agreement to terminate our rights to the growth and differentiation technology. If we were to lose our rights to this technology, we would be unable to complete our product commercialization strategy, thereby reducing the amount of expected revenue and cash flows.

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

•	unanticipated, adverse or ambiguous results;

•	undesirable side effects which delay or extend the trials;

•	the inability to locate, recruit and qualify a sufficient number of patients for the trials;

•	regulatory delays or other regulatory actions; or

•	difficulties in manufacturing sufficient quantities of the particular product candidate or any other components needed for preclinical testing or clinical trials.

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

                    As a small company with 36 full-time employees, our success depends on the continuing contributions of our management team and scientific personnel. We are highly dependent on the services of Dr. Edwin C. Quattlebaum, our Co-Chairman, President and Chief Executive Officer, as well as the other principal members of our management and scientific staff. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of such individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

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

                    Third parties may claim that we or our licensors or suppliers are infringing their patents or are misappropriating their proprietary information. In the event of a successful claim against us or our licensors or suppliers for infringement of the patents or proprietary rights of others, we may be required to:

•	pay substantial damages;

•	stop using our technologies;

•	stop certain research and development efforts;

•	develop non-infringing products or methods; or

•	obtain one or more licenses from third parties.

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

                    Since December 31, 2004, we have met both the security holder and total asset levels that obligated us to become a publicly reporting company during 2005. This obligation is imposed by the federal securities laws despite the fact that our securities are not publicly traded. In May 2005, we filed a registration statement on Form 10-SB with the SEC. As a public reporting company under Section 12(g) of the Exchange Act, we are required to file annual and quarterly reports with respect to our business and financial condition and current reports with respect to material events. To date, we have been delinquent in our compliance with these requirements. We received a comment letter from the SEC dated June 2, 2005, for which a response was provided in a letter by us dated October 3, 2006. Changes to our original filing as a result of that comment letter and a subsequent comment letter dated November 13, 2006 are reflected in this Form 10-KSB/A (Amendment No. 1). The SEC may seek an enforcement action against us which could subject us to civil penalties. Furthermore, our non-compliance to date and any difficulties we experience with becoming compliant may significantly delay, or possibly limit, our ability to affect an initial public offering of our common stock or merge with a publicly-traded company.

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

                    On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Samuel R. Dunlap, a former Company director, who is now in bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our December 31, 2005 consolidated condensed financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

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

                    Market Information.

                    As of September 30, 2006, we have warrants outstanding to purchase 9,986,251 shares of our common stock, options outstanding to purchase 9,049,461 shares of our common stock, and convertible notes which may be converted into 8,703,999 shares of our common stock.

                    Any person who may be deemed an affiliate of ours (as the term “affiliate” is defined in the Exchange Act of 1934) may be eligible to sell their shares pursuant to the provisions of Rule 144 promulgated under the Securities Act of 1933. Generally, Rule 144 provides that a person or persons who acquired stock in a non-public transaction and has owned the stock for more than one year prior to the proposed sale may sell within a three month period no more than one per cent of the then issued and outstanding shares of common stock or the average weekly reported trading volume on all national securities exchange and through NASDAQ during the four calendar weeks preceding the proposed sale. At September 30, 2006, 20,369,718 out of 21,035,141 shares of our common stock were held by investors who have owned the shares for more than one year. Any shares sold pursuant to Rule 144 may adversely affect the market price of our common stock. Sales under Rule 144 may adversely affect the market price for our shares in any market that may exist.

                    Holders of Record.

                    As of September 30, 2006, 21,035,141 shares of common stock were issued and outstanding and held by approximately 550 holders of record.

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

                    The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in this Form 10-KSB/A (Amendment No. 1). This discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and other factors, including, but not limited to, those discussed under “Risk Factors” and elsewhere in this Form 10-KSB/A (Amendment No. 1), that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See “Forward-Looking Statements.”

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

                    We have established several relationships through which we expect to commercialize our animal genomics technology. We have exclusive development and marketing agreements with Cargill Incorporated, or Cargill, the world’s second largest beef processor and feedlot operator, and the Monsanto Company, or Monsanto, a world leader in swine breeding. We describe these agreements in more detail under “Licenses, Acquisitions, and Collaborative Agreements.” We also have agreements to provide DNA testing services for the American Kennel Club, the world’s largest canine registry, United Kennel Club, American Angus Association, the world’s largest beef cattle registry, Red Angus Association, American Limousin Association, and American Bucking Bull Association. We generate operating revenues from various genotyping services for the clients noted above.

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

                    We analyze our business and operations in terms of three business segments—GDFs (Beltsville, MD), Livestock Genomics (Davis, CA.) and Immunopharmaceuticals. All segments are dedicated to discovering and commercializing multiple technology platforms to improve the food supply and human health. In September 2005, we made the decision to consolidate the research efforts of our Immunopharmaceutical segment into the GDF segment in order to maximize efficiency, and our facility in Canada was closed. In connection with this closure, we accrued approximately $267,000 at September 30, 2005 in severance benefits for the 11 employees who were involuntarily terminated. This amount remains unpaid at September 30, 2006.

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

                    Research and development revenues and other revenues from milestone payments are deferred until achievement of the related milestone; provided we have no continuing performance obligations and the milestone payment is reasonable in relation to the effort expended or the risk associated with its achievement. Typical terms of these agreements with collaborative partners include work plans to jointly develop and commercialize products. Achievement of steps within the work plan triggers milestone payments. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. We allocate the consideration to each of the deliverables (i.e. milestones) on a contract though an analysis of costs incurred as they related to specific steps with a work plan. This treatment is in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, Selected Revenue Recognition Issues – Section 3: Delivery and Performance, as the costs incurred coincide with proportionate performance of the services.

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

                    In 2002, we entered into Letters of Intent and Limited License and Option Agreements with two chicken producers for use of Myostatin technology within the United States. Additionally, one of the chicken producers has rights to utilize the Myostatin technology within Mexico. The Agreements include an option to license Myostatin technology in chicken on predefined terms upon the successful completion of large-scale trials. For the option to the technology, both chicken production companies have paid us $250,000. License fees to cover development costs are to be paid once a product candidate has been developed and tested by the parties. Additionally, we are to receive a portion of the value added by the technology on a per treated bird basis. The $500,000 in up-front fees was deferred upon receipt, and to date, has not been earned by us since the product has yet to be delivered. The fees were recorded as deferred revenue at December 31, 2005 and September 30, 2006.

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

                    The results of the analyses indicated a fair value of $3.15 at March 31, 2005, $3.00 at June 30, 2005, $2.95 at September 30, 2005, $3.20 at December 31, 2005, $3.15 at March 31, 2006, and $3.25 at June 30, 2006. These fair value amounts were used in our Black-Scholes option pricing calculations in order to determine the proper stock option and warrant accounting.

                    Summary of Contractual Obligations

                    The following table summarizes our contractual obligations as of December 31, 2005:

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations – includes short-term and long-term promissory notes, gross of debt discount	$29,450,022	$4,073,502	$—	$25,376,520	$—

Capital lease obligations – for equipment	198,569	42,390	84,780	46,635	24,764

Employment related obligations (1)	5,221,743	5,221,743	—	—	—

Interest obligations – on promissory notes	3,472,477	2,284,145	—	1,188,332	—

Operating lease obligations – property and other leases	3,670,332	964,261	1,017,053	993,017	696,001

Celera purchase obligations – minimum royalties due	5,960,209	2,026,442	547,772	614,361	2,771,634

Total	$47,973,352	$14,612,483	$1,649,605	$28,218,865	$3,492,399

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

                    Research and Development Expenses

                    Research and development expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, costs of facilities and the legal costs of pursuing patent protection of our intellectual property. Research and development costs also include stock-based compensation expense and collaborative agreements requiring us to pay periodic license fees, research payments, additional payments, royalty fees, and milestone payments. We expense research and development costs as incurred. We expect our research and development expenses to increase as we continue to develop our product candidates. From inception through September 30, 2006, we expensed an aggregate of $33.5 million, including stock-based compensation expenses of $3.2 million, on research and development.

                    General and Administrative Expenses

                    General and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, sales and marketing, business development, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. We expect that our general and administrative expenses will increase as we add personnel and become subject to the reporting obligations applicable to public companies. From inception through September 30, 2006, we expensed an aggregate of $55.3 million, including stock-based compensation expenses of $16.7 million, on general and administrative expenses.

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

                    Compensation expense for options granted to employees amounted to $1,309,731 and $1,881,145 for the nine months ended September 30, 2006 and 2005, respectively, and $2,435,631, $2,241,091, and $1,269,684 for the years ended December 31, 2005, 2004, and 2003, respectively. Compensation expense for options granted to employees are classified between research and development and general and administrative expense based on employee job function.

                    Compensation expense for options granted to non-employees amounted to $507,733 and $818,820 for the nine months ended September 30, 2006 and 2005, respectively, and $951,734, $1,119,224 and $1,750,457 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Liquidity and Capital Resources

                    Since inception, we have financed cash flow requirements through the issuance of common and preferred stock for cash and services and the issuance of long- and short-term notes. Often, we issue warrants together with such securities. We are currently experiencing substantial cash flow difficulties and we anticipate that we will continue to experience cash flow difficulties for an indefinite period. As a result, we have no plans to make any material capital expenditures. At September 30, 2006 and December 31, 2005, we had a working capital deficit of $25,175,441 and $24,767,525, respectively, which deficit has since increased. At September 30, 2006, we had approximately $1.2 million of cash and cash equivalents on hand. With this level of cash, we are unable to satisfy our current and expected cash requirements, including vendor charges, fixed operating costs, and payroll related obligations for the remainder of 2006.

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

Income Taxes

                    The Company is in the process of amending its federal and state tax returns from 2002, and preparing federal and state tax returns for the calendar years 2003, 2004 and 2005. These tax returns are currently delinquent as a result of the timing of audits and tax compliance work due to unavailable financing, but given the level of losses incurred for those periods, no taxes or interest will be due. The Company may incur late filing penalties which management expects to be minimal.

Off-Balance Sheet Arrangements

                    We have no off-balance sheet arrangements.

ITEM 7.	FINANCIAL STATEMENTS

                    Our consolidated financial statements, including the notes thereto, together with the report of Deloitte & Touche LLP, independent registered public accounting firm, thereon are presented as a separate section of this Form 10-KSB/A (Amendment No. 1), and the following are attached hereto beginning on Page F-1, which follows page 60:

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

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

                    The following table sets forth information as of September 30, 2006 with respect to our directors and executive officers. Our Bylaws provide that our board of directors shall consist of at least one director, with the number of directors being determined by resolution of our board of directors or by stockholders at an annual or special meeting of the stockholders. We currently have eight directors, each serving for a one-year term or until his or her successor is duly elected and qualified. In accordance with our Bylaws, executive officers are elected annually by our board of directors to serve for one-year terms or until their respective successors are duly elected and qualified.

Name of Individual	Age	Position with Our Company

Edwin C. Quattlebaum, Ph.D. (1) (4) (9)	56	Chief Executive Officer, President and Co-Chairman of the Board of Directors

Thomas P. Russo	56	Executive Vice President, Treasurer and Chief Financial Officer

Dennis Fantin, Ph.D., M.B.A.	52	Executive Vice President, Chief of Operations

Clifton Baile, Ph.D. (1)	66	Director

John R. Block (2) (3) (8)	71	Director

William Buckner (2)	52	Director

Victor M. Casini, Esquire (3)	44	Director

Peter Drake, Ph.D. (2) (4) (5)	52	Director

Peter A. Meyer (1) (2) (3) (4) (5) (6)	62	Director and Co-Chairman of the Board of Directors

Howard L. Minigh (3) (4) (5) (7)	58	Director

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

                    The following summary compensation table sets forth, for each of the last three fiscal years, the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to the three other executive officers at December 31, 2005 whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2005 (collectively, the “named executive officers”):

Summary Compensation Table (1)

		Annual Compensation		Awards

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (2)	Securities Underlying Options/SARS (#)

Edwin C. Quattlebaum, Ph.D.	2005	$407,349	$—	575,000
Co-Chairman, President and Chief	2004	$421,912	$152,000	1,101,444
Executive Officer (3)	2003	$392,957	$107,250	—

Thomas P. Russo (4)	2005	$252,451	$—	—
Executive Vice President, Treasurer and	2004	$133,670	$—	401,250
Chief Financial Officer	2003	$—	$—	—

Dennis Fantin, Ph.D., M.B.A.	2005	$189,323	$—	—
Executive Vice President, Chief of	2004	$165,640	$29,456	63,500
Operations (5)	2003	$147,555	$36,336	7,000

(1)

There is no non-cash compensation in lieu of salary or bonus or other long-term compensation awards or payouts or any other compensation payable to the individuals on the table. There is no applicable defined benefit plan under which benefits are determined.

(2)	To date, all bonus amounts for the named executive officers have been granted in the period listed, but remain accrued and unpaid as of September 30, 2006.

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

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($ per share)(1) Individual Grant	Expiration Date

Edwin C. Quattlebaum	575,000	48.97%	$4.00	01/01/15

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

			Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised in-the-Money Options at December 31, 2005 (1)
	Shares Acquired on Exercise
		Value Realized
Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Edwin C. Quattlebaum	—	—	1,717,238	1,209,206	$2,174,150	$—
Thomas P. Russo	—	—	150,469	250,781	—	—
Dennis Fantin	—	—	101,156	39,344	—	—

			1,968,863	1,499,331	$2,174,150	$—

(1)	Based on the estimated fair market value of our common stock at year-end less the exercise price payable for such shares.

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

Code of Ethics

                    We have adopted a Code of Business Conduct and Ethics, or the Code, which applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code is filed as Exhibit 14.1 to the Form 10-SB filed on May 2, 2005. A written copy of the Code will be provided upon request at no charge by writing to our Chief Financial Officer, Mr. Thomas Prescott Russo, at MetaMorphix, Inc., 8000 Virginia Manor Road, Suite 140, Beltsville, Maryland 20705.

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

                    As of September 30, 2006, options to purchase an aggregate of 5,935,888 shares were outstanding under the Employees Plan.

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

                    As of September 30, 2006, options to purchase an aggregate of 3,113,573 shares were outstanding under the Non-Qualified Plan.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

                    The table below sets forth, as of August 31, 2006, certain information with respect to the beneficial ownership of our common stock by:

•	each person known by us to beneficially own more than 5% of our common stock or any class or series of our preferred stock;

•	each of our directors and named executive officers; and

•	all directors and executive officers as a group.

Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)	Percentage of Voting Power (4)

Edwin C. Quattlebaum, Ph.D. (5)	2,245,039	9.7%	5.8%

Thomas P. Russo (6)	234,063	1.1%	*

Dennis Fantin(6)	120,219	*	*

Clifton Baile, Ph.D. (7)	268,816	1.3%	*

John R. Block (8)	166,047	*	*

William Buckner (6)(21)	75,000	*	*

Victor M. Casini (9)	18,709	*	*

Peter F. Drake (10)	40,293	*	*

Peter A. Meyer (11)	711,797	3.3%	1.9%

Howard Minigh (12)	107,276	*	*

All executive officers and directors as a group (10 persons)	3,987,259	16.2%	9.9%

Samuel R. Dunlap, Jr. (13)	1,314,770	5.9%	3.5%

Raynemark Investments LLC (14) 3883 N. 57th Street Boulder, CO 80301	1,598,063	7.5%	4.3%

Paul Moore (15) 269 Market Square Lake Forest, IL 60045	1,549,402	7.4%	4.2%

Theodore Swindells (16) 11400 S.E. 8th Street, Suite 420 Bellevue, WA 98004	1,203,139	5.7%	3.2%

Biostar, Inc. (17) Suite 860 Saskatoon Square 410 22nd Street East Saskatoon, SK S7K 5T6	1,359,733	6.5%	3.7%

New Frontiers Capital LLC (18) 1111 S. Willis Ave. Wheeling, IL 60090	8,006,266	27.7%	21.1%

Applera Corporation (19) 301 Merritt 7 Norwalk, CT 06856-5435	2,000,001	8.7%	5.4%

Kevin F. Flynn (20) 120 N. LaSalle Street, Suite 3300 Chicago, IL 60602	1,936,472	8.8%	5.2%

*	Less than 1%.

(1)	Unless otherwise indicated, the address for each person or entity is MetaMorphix, Inc. 8000 Virginia Manor Road, Suite 140, Beltsville, Maryland, 20705.

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

Stock. Mr. Gerald R. Forsythe has voting and dispositive control over the shares held by New Frontiers Capital LLC.

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

(21)	Mr. Buckner resigned from our board of directors on October 12, 2006.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Loans

                    In January, March and June, 2006, Peter Meyer, our Co-Chairman, made short-term working capital loans to us in the amounts of $350,000, $400,000 and $200,000, respectively. The $350,000 note was repaid in full in January 2006. At September 30, 2006, we had $600,000 due on these loans, with $28,329 of accrued and unpaid interest.

                    In February and March 2005, Peter Meyer, our Co-Chairman, made short-term working capital loans to us in the aggregate principal amount of $300,000. These loans are evidenced by a note which bears interest at the rate of 12% per annum and is due on the earlier of (i) March 31, 2006 and, (ii) our receipt of a certain milestone payment or proceeds of at least $1,000,000 from any debt or equity financing. At September 30, 2006, we had $300,000 due on these loans, with $56,959 of accrued and unpaid interest.

                    In February and March 2005, Clifton Baile and Howard Minigh, members of our board of directors, and Fergus Reid, a former member of our board of directors, made short-term working capital loans to us in the aggregate principal amount of $70,000. These loans are evidenced by notes which bear interest at the rate of 10% per annum and which were due on April 15, 2005. These notes were not repaid on April 15, 2005 and now bear interest at 15% per annum. These notes are due upon our receipt of proceeds of at least $1,000,000 from an equity financing or any milestone payment. At September 30, 2006, we had $70,000 due on these loans, with $16,477 of accrued and unpaid interest.

                    In August 2004, Howard Minigh, a member of our board of directors, purchased 11,725 shares of our Series G Convertible Preferred Stock and warrants to purchase 12,342 shares of common stock for a purchase price of $6.00 per share and warrants to purchase 2,500 shares of common stock for a purchase price of $4.00 per share.

                    In February 2004, Fergus Reid, a former member of our board of directors, purchased $100,000 principal amount of our 12.5% Convertible Secured Promissory Notes. In February 2005, Mr. Reid was issued an additional note with a principal amount of $12,500 to satisfy the first year’s interest. At December 31, 2005, accrued but unpaid interest on these notes was $12,175. In February 2006, Mr. Reid was issued two additional notes with principal amounts of $12,500 and $1,563 to satisfy interest due. At September 30, 2006, we had $126,563 due on these notes.

                    During May and June 2003 we received working capital loans from Peter Meyer and Clifton Baile, both members of our board of directors, totaling $560,000, which loans bear interest at 12% per annum. We had outstanding amounts due on these loans of $250,000 at September 30, 2006 and

December 31, 2005 and 2004. We repaid $280,000 plus accrued interest in November 2003 and $30,000 plus accrued interest in February 2004. In connection with these loans, we issued warrants to purchase 224,000 shares of common stock. On April 21, 2005, these warrants were converted into 123,200 shares of common stock. In 2004 and 2005, we issued additional warrants to purchase 296,000 and 40,000 shares of common stock, respectively, to these lenders as a penalty provision and the interest rate was increased to 18% per annum. On April 21, 2005, these penalty warrants were converted into 147,840 shares of common stock.

                    During the period of February through March 2002 we received working capital loans from Peter Meyer and John Block, both members of our board of directors, totaling $75,000, which loans bear interest at 20% per annum and are payable on demand. We had outstanding amounts due on these loans of $75,000 at September 30, 2006, December 31, 2005 and 2004.

                    During the period August 2000 through March 2001, Dr. Quattlebaum, our Co-Chairman and Chief Executive Officer, made working capital loans to us totaling $264,000. At September 30, 2006, December 31, 2005 and 2004, we had $264,000 due on these loans. These loans are evidenced by notes bearing interest at prime plus 1% and are due on demand.

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

When the Company has performance obligations under an arrangement, revenue recognition is deferred until the obligations are fulfilled. Where the Company’s level-of-effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment by management. This judgment includes cost based estimates to establish level-of-effort progress. Research and development revenues and other revenues from milestone payments are deferred until achievement of the related milestone, provided the Company has no continuing performance obligations and the milestone payment is reasonable in relation to the effort expended or the risk associated with its achievement. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations. We allocate the consideration to each of the deliverables (i.e. milestones) on a contract though an analysis of costs incurred as they related to specific steps with a Work Plan This treatment is in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, Selected Revenue Recognition Issues – Section 3: Delivery and Performance, as the costs incurred coincide with proportionate performance of the services.

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

The Company’s customers are primarily associations which purchase the Company’s parentage and identification genotyping services. The Company has not experienced any significant credit losses and does not require collateral on receivables. The Company has three customers within its Animal Genomics segment which comprise a significant percentage of total revenue. Revenue percentage by customer is as follows:

	Percentage of Total Revenue for the year ended December 31,
	2005	2004	2003

Customer 1	0.0%	55.2%	76.8%
Customer 2	38.1%	16.8%	12.0%
Customer 3	11.1%	3.0%	0.0%

Total	49.2%	77.0%	88.8%

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

Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

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

Reclassifications– Certain amounts previously reported have been reclassified to conform to the December 31, 2005 presentation.

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

Myostatin Chicken Commercial Licensing—During 2000, the Company entered into Letters of Intent, Limited License and Option Agreements with two chicken producers in the United States, Tyson Poultry, Inc. and Pilgrim’s Pride Corporation. Additionally, the Company executed a similar agreement with Pilgrim’s Pride Corporation for the territory of Mexico. The agreements include an option to license Myostatin technology in chicken on predefined terms upon the successful completion of large-scale trials. The Company has received $500,000 in non-refundable fees from these agreements, which has been recorded as deferred revenue. Based on anticipated progress of the project, the Company expects to recognize this $500,000 as revenue in 2006.

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

Royalty Agreements— On August 15, 2000, we acquired substantially all of the assets relating to the animal health immunopharmaceutical business (including certain patent and licenses relating to Myostatin technology) of Biostar Inc., a privately-held Canadian company. The purchase price consisted of up to $2,500,000 in cash and 1,359,733 shares of our common stock. Of the cash amount, $500,000 has been paid to date, with payment of the remaining $2,000,000 being subject to attainment of the following two performance milestones: (1) if Biostar obtains a particular claim from the U.S. Patent and Trademark Office, it will be entitled to a $1,000,000 payment from us, and (2) if we demonstrate “proof of concept” by August 2004, Biostar will be entitled to a $1,000,000 payment by us. The proof of concept milestone payment was not demonstrated by August 2004, and thus, Biostar will not be paid the $1,000,000 milestone. The Company does not anticipate that Biostar will obtain the particular claim from the U.S. Patent and Trademark Office, however, the Company is committed to make this payment when and if this milestone is met. In conjunction with its acquisition of the animal health immunopharmaceutical business of Biostar, Inc. in 2000 (now known as MetaMorphix Canada, Inc., a wholly-owned subsidiary of the Company), the Company entered into an agreement with Vaccine & Infectious Disease Organization, or VIDO, in August 2000. This agreement gives the Company exclusive licenses for the Pasteurella Haemolytica Leukotoxin Vaccine and related technology in the non-infectious disease animal field. VIDO is a division of The University of Saskatchewan. The term of the agreement is from August 2000 to the later of (a) the expiration or invalidation of the last remaining licensed patents or (b) ten years from the date of first marketing of a product developed from the licensed patents. This agreement requires that the Company pay VIDO minimum royalty payments on a quarterly basis. We are obligated to make quarterly payments of $37,500 CAD. (which will increase to $50,000 CAD in 2006) as a minimum royalty fee. The Company recorded license fee expense relating to these royalties of USD $124,752, $115,915 and $105,075 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company has recorded a liability for these royalties of USD $225,225 and $93,409 at December 31, 2005 and December 31, 2004, respectively. The Company is currently in default of this agreement due to non-payment and is subject to a breach notification from the licensor. The breach notification would cause the license agreement to end if the default is not remedied in 90 days.

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

The Company is in the process of amending its federal and state tax returns from 2002, and preparing federal and state tax returns for the calendar years 2003, 2004 and 2005. These tax returns are currently delinquent, but given the level of losses incurred for those periods, no taxes or interest will be due. The Company may incur late filing penalties which management expects to be minimal.

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

	Capital Leases	Operating Leases	Sublease Income	Royalty Agreements

2006	$42,390	$964,261	$(278,550)	$171,600
2007	42,390	579,228	—	171,600
2008	42,390	437,825	—	171,600
2009	29,155	488,913	—	171,600
2010	17,480	504,104	—	171,600

Thereafter	24,764	696,001	—	—

Total payments/(receipts)	198,569	3,670,332	(278,550)	858,000

Less: Amounts representing interest	(34,474)	—	—	—

Net payments/(receipts)	$164,095	$3,670,332	$(278,550)	$858,000

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

On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Samuel R. Dunlap, a former Company director, who is now in bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our December 31, 2005 consolidated condensed financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

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

13.	DEBT

The table below summarizes the short-term debt activity and year-end balances for 2005 and 2004:

SHORT-TERM NOTES PAYABLE	Year ended December 31, 2005	Year ended December 31, 2004

8% Secured Convertible Promissory Notes
Face amount, beginning of year	$195,956	$3,640,987
Issuance of new notes to satisfy accrued interest payable	11,140	19,876
Repayments	(55,080)	(748,249)
Conversion from (to) common stock	—	51,029
Conversion to preferred stock	(10,001)	(2,767,687)

Face amount, end of year	142,015	195,956

10.9% Secured Convertible Promissory Notes
Face amount, beginning of year	979,402	2,544,984
Issuance of new notes to satisfy accrued interest payable	140,332	84,198
Repayments	(64,448)	(910,371)
Conversion to preferred stock	(117,442)	(739,409)

Face amount, end of year	937,844	979,402

SHORT-TERM NOTES PAYABLE	Year ended December 31, 2005	Year ended December 31, 2004

8% - 15% Bridge Loans
Face amount, beginning of year	170,000	3,755,000
Proceeds from debt issuance	3,292,958	—
Repayments	—	(1,472,500)
Conversion to long-term debt	(2,084,958)	(2,112,500)

Face amount, end of year	1,378,000	170,000

Capital Lease Notes Payable	31,145	28,466

SHORT-TERM NOTES PAYABLE	$2,489,004	$1,373,824

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

As of September 30, 2006, these notes are past due. The original due dates for these notes range from November 30, 2003 to April 2006. There are no amended terms or penalties to these past due notes as a result of the default. The Company intends to repay or roll-over these notes as soon as practicable.

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

As of September 30, 2006, these notes are past due. The original due dates for these notes range from September 2001 to April 2006. There are no amended terms or penalties to these past due notes as a result of the default. The Company intends to repay or roll-over these notes as soon as practicable.

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

The Company obtained bridge loans in May and June 2003 from Mr. Peter Meyer, our Co-Chairman, of $500,000 and Mr. Clifton Baile, a member of our board of directors, of $60,000.

The loans bear interest at 12%. The Company had outstanding amounts due on the loan from Mr. Meyer of $250,000 at December 31, 2005 and 2004. The Company repaid $250,000 plus accrued interest to Mr. Meyer and $30,000 plus accrued interest to Mr. Baile in November 2003. The Company repaid $30,000 plus accrued interest to Mr. Baile in February 2004. In connection with these loans, the Company issued warrants to purchase 224,000 shares of common stock in 2003 with an exercise price of $12.00. The warrants had an allocated value of $94,891 which was recorded as interest expense in 2003. The exercise price was subsequently adjusted down to $6.00 due to a contingently adjustable exercise price clause in the warrant document. The calculated value of the exercise price adjustment was $116,377, which was recorded as interest expense in 2003. These warrants expire in 2013. In the year ended December 31, 2004, due to non-repayment of these bridge loans, the Company issued penalty warrants to purchase 296,000 shares of common stock with an initial exercise price of $4.00 and $6.00. The penalty warrants had a calculated value of $264,193 which was recorded as interest expense in 2004. The exercise price of the $6.00 warrants was subsequently adjusted down to $4.00 due to a contingently adjustable exercise price clause in the warrant document. The calculated value of the exercise price adjustment was $88,764, which was recorded as interest expense in 2003. In 2005, the Company issued penalty warrants to purchase 40,000 shares of common stock with an exercise price of $4.00. The penalty warrants had a calculated value of $18,032 which was recorded as interest expense in 2005. These penalty warrants were issued due to the past-due balances on the loans and expire in 2014. Also due to the past-due balances, the loans bear a penalty interest rate of 18% for the years ended December 31, 2005 and 2004.

In February and March 2005, Peter Meyer, our Co-Chairman, made unsecured, short-term working capital loans to us in the aggregate principal amount of $300,000. These loans are evidenced by a note which bears interest at the rate of 12% per annum and is due on the earlier of (i) March 31, 2006 and, (ii) our receipt of a certain milestone payment or proceeds of at least $1,000,000 from any debt or equity financing. At December 31, 2005, we had $300,000 due on these loans.

In February and March 2005, Clifton Baile and Howard Minigh, members of our board of directors, and Fergus Reid, a former member of our board of directors, made unsecured, short-term working capital loans to us in the aggregate principal amount of $70,000. These loans are evidenced by notes which bear interest at the rate of 10% per annum and which were due on April 15, 2005. These notes were not repaid on April 15, 2005 and now bear interest at 15% per annum. These notes are due upon our receipt of proceeds of at least $1,000,000 from an equity financing or any milestone payment. At December 31, 2005, we had $70,000 due on these loans.

During the period of February through March 2002 we received unsecured working capital loans from Peter Meyer and John Block, both members of our board of directors, totaling $75,000, which loans bear interest at 20% per annum and are payable on demand. We had outstanding amounts due on these loans of $75,000 at December 31, 2005 and 2004.

The table below summarizes the long-term debt activity and year-end balances for 2005 and 2004:

LONG-TERM NOTES PAYABLE	Year ended December 31, 2005	Year ended December 31, 2004

12.5% Convertible Secured Promissory Notes

Face amount, beginning of year	$16,200,631	$6,567,973

Proceeds from debt issuance	—	6,607,939

Conversion from short-term notes including accrued interest of $91,230	—	2,203,730

Issuance of new notes to satisfy accrued interest payable	2,046,303	820,989

Face amount, end of year	18,246,934	16,200,631

Unaccreted debt discount, beginning of year	(7,000,745)	(3,867,245)

Debt discount from allocated value of warrants granted	—	(4,934,571)

Accretion of discount to interest expense	1,801,071	1,801,071

Unaccreted debt discount, end of year	(5,199,674)	(7,000,745)

12.5% Convertible Secured Promissory Notes net outstanding balance, end of year	13,047,260	9,199,886

10% Secured Convertible Promissory Notes

Face amount, beginning of year	—	—

Proceeds from debt issuance	2,749,250	—

Conversion from short-term notes including accrued interest of $95,378	2,180,336	—

Face amount, end of year	4,929,586	—

Unaccreted debt discount, beginning of year	—	—

Debt discount from allocated value of warrants granted	(404,741)	—

Debt discount from allocated value of embedded derivative	(43,214)	—

Accretion of discount to interest expense	37,330	—

Unaccreted debt discount, end of year	(410,625)	—

10% Secured Convertible Promissory Notes net outstanding balance, end of year	4,518,961	—

Note Payable to Wyeth

Face amount, beginning and end of year	2,200,000	2,200,000

LONG-TERM NOTES PAYABLE, net of debt discount	$19,766,221	$11,399,886

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

	Segment Information

	2005

	Corporate/Growth and Differentiation Factors - Maryland	Animal Genomics – California	Immunopharm aceuticals – Canada (1)	Total

Revenues from external customers	$—	$2,516,064	$—	$2,516,064

Interest revenue (2)	16,600	—	—	16,600

Interest expense (2)	5,121,264	268,108	7,660	5,397,032

Depreciation and amortization	111,293	2,290,265	31,434	2,432,992

Segment profit (loss)	(18,895,346)	(4,820,140)	103,662	(23,611,824)

Other significant non-cash items:
Debt converted into equity	153,892	—	—	153,892
Value of warrants issued for advisory services	60,080	—	—	60,080

Segment assets	11,075,101	2,109,049	—	13,184,150

Expenditures for segment assets:
Cash payments for property, plant & equipment	23,784	48,689	440	72,913

Segment loss
Total (loss) profit for reportable segments	(18,895,346)	(4,820,140)	103,662	(23,611,824)
Elimination of intersegment profits	1,288,610	—	(1,288,610)	—

Net (loss) profit	$(17,606,736)	$(4,820,140)	$(1,184,948)	$(23,611,824)

(1) The Immunopharmaceuticals business unit was operated in Canada and, in September 2005, the Company made the decision to consolidate the research efforts of the Immunopharmaceutical business unit into the Growth and Differentiation Factors business unit in order to maximize efficiency, and our facility in Canada was closed.

(2) These amounts are combined as shown in the consolidated statement of operations.

	Segment Information

	2004

	Corporate/Growth and Differentiation Factors - Maryland	Animal Genomics – California	Immunopharma ceuticals – Canada	Total

Revenues from external customers	$500,000	$5,204,796	$—	$5,704,796

Interest revenue (1)	14,101	—	—	14,101

Interest expense (1)	18,707,999	286,929	3,783	18,998,711

Depreciation and amortization	45,365	12,904,923	40,922	12,991,210

Segment profit (loss)	(35,792,816)	(16,491,959)	101,313	(52,183,462)

Other significant non-cash items:
Debt converted into equity	3,762,692	—	—	3,762,692
Purchase of fixed assets under capital lease	152,194	—	—	152,194
Value of warrants issued for advisory services	3,179,876	—	—	3,179,876

Segment assets	11,364,668	3,855,390	268,779	15,488,837

Expenditures for segment assets:
Cash payments for property, plant & equipment	184,076	82,031	14,932	281,039
Capital lease additions to property, plant & equipment	152,194	—	—	152,194

Segment loss
Total (loss) profit for reportable segments	(35,792,816)	(16,491,959)	101,313	(52,183,462)
Elimination of intersegment profits	1,219,585	—	(1,219,585)	—

Net (loss) profit	$(34,573,231)	$(16,491,959)	$(1,118,272)	$(52,183,462)

(1) These amounts are combined as shown in the consolidated statement of operations.

	Segment Information

	2003

	Corporate/Growth and Differentiation Factors - Maryland	Animal Genomics – California	Immunopharma ceuticals - Canada	Total

Revenues from external customers	$—	$7,406,743	$—	$7,406,743

Interest revenue (1)	—	7,189	—	7,189

Interest expense (1)	4,845,210	329,396	14,690	5,189,296

Depreciation and amortization	30,081	12,884,465	39,886	12,954,432

Segment profit (loss)	(21,379,630)	(12,946,655)	91,135	(34,235,150)

Other significant non-cash items:
Debt converted into equity	4,720,068	—	—	4,720,068
Purchase of fixed assets under capital lease	49,901	—	—	49,901
Value of warrants issued for advisory services	2,677,496	—	—	2,677,496
Capital lease disposal	(13,592)	—	—	(13,592)

Segment assets	7,944,879	16,670,858	276,037	24,891,774

Expenditures for segment assets:
Cash payments for property, plant & equipment	15,640	5,228	—	20,868
Capital lease additions to property, plant & equipment	49,901	—	—	49,901

Segment loss
Total (loss) profit for reportable segments	(21,379,630)	(12,946,655)	91,135	(34,235,150)
Elimination of intersegment profits	1,230,318	—	(1,230,318)	—

Net (loss) profit	$(20,149,312)	$(12,946,655)	$(1,139,183)	$(34,235,150)

(1) These amounts are combined as shown in the consolidated statement of operations.

17.	RELATED PARTY TRANSACTIONS

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

ITEM 13.	EXHIBITS

Section	Document Name

3.1*	Certificate of Incorporation of MetaMorphix, Inc., as amended.

3.2*	Amended and Restated By-laws of MetaMorphix, Inc.

4.1*	Form of 12.5% Convertible Promissory Note, as amended.; Form of Convertible Secured Promissory Note; Form of Warrant to Purchase Common Stock of MetaMorphix, Inc.

10.1*	Employment Agreement dated January 1, 1998 by and between Edwin C. Quattlebaum and MetaMorphix, Inc.

10.2*	Employment Agreement dated as of May 31, 2004 by and between Thomas P. Russo and MetaMorphix, Inc.

10.3*	Employment Agreement dated as of September 5, 2000 by and between Ronald Stotish and MetaMorphix, Inc.

10.4*	Fourth Amended Consulting Agreement dated as of April 1, 2000 by and between Se-Jin Lee and MetaMorphix, Inc.

10.5*	Amended and Restated 1996 Employees Incentive Stock Option Plan of MetaMorphix, Inc.

10.6*	Amended and Restated 1995 Non-Qualified Officer, Director, Employee, and Consultant Stock Option Plan of MetaMorphix, Inc.

10.7*	Sublease by and between Baxter Healthcare Corporation and MetaMorphix, Inc. dated as of October 18, 2004

10.8*	Lease Agreement by and between Columbia Acquisition, LLC and MetaMorphix, Inc. dated December 17, 2001

10.9*	Consent to Sublease by and between Columbia Acquisition, LLC and MetaMorphix, Inc. dated as of November 23, 2004;

10.10*	Sublease by and between MetaMorphix and Chesapeake PERL, Inc. dated as of November 23, 2004.

10.11*	First Amendment of Lease and Extension of Term Agreement by and between MMI Genomics, Inc. and Haussler Office Park, L.P. dated as of July 31, 2002

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

Section	Document Name

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

10.21***

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

10.23***

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

Section	Document Name

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

10.33***	Form of Promissory Note issued in 2005 under the 10% Secured Convertible Promissory Notes.

10.34***

Letter of Intent and Limited License Agreement by and between Tyson Poultry, Inc. and MetaMorphix, Inc., dated July 28, 2000 (Confidential treatment has been requested with respect to certain portions of this agreement)

10.35***

Letter of Intent, Limited License and Option Agreement by and between Pilgrim’s Pride Corporation and MetaMorphix, Inc., dated November 10, 2000 (Confidential treatment has been requested with respect to certain portions of this agreement)

10.36***	Letter of Intent Regarding Grant of Limited License in the Republic of Mexico by and between Pilgrim’s Pride Corporation and MetaMorphix, Inc., dated October 10, 2000

10.37***

Marshfield Clinic/Linkage Genetics Inc. License Agreement by and between Marshfield Clinic and Linkage Genetics Inc., Effective Date of January 1, 1996 (Confidential treatment has been requested with respect to certain portions of this agreement)

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

*** - These exhibits were filed with the Form 10-SB/A (Amendment No. 2) on December 15, 2006.

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

          The Audit Committee pre-approved all of the services provided by the Deloitte entities for fiscal years 2005 and 2004. Pursuant to the Audit Committee Charter, the Audit Committee must pre-approve audit and non-audit services to be provided to us by the independent auditor, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METAMORPHIX, INC.

Date: December 15, 2006	/s/ Edwin Quattlebaum

Edwin Quattlebaum
Chief Executive Officer and President