Form 10QSB/A
period 2006-03-31
MetaMorphix Inc.
filed 2006-12-15
CIK 1289370

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

EXPLANATORY NOTE

          We are filing this Form 10-QSB/A (Amendment No. 1) for the quarterly period ended March 31, 2006 in response to the SEC’s comments on the filing of our Amendment No. 1 to Form 10-SB which are applicable to this filing. The changes made are reflected in Part I, Note 8 to the Notes to Consolidated Financial Statements under Director and Officer Indemnification; Part II, Item 1 under Legal Proceedings; and Part II, Item 3 under Defaults Upon Senior Securities.

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

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,085,743)	$(8,596,065)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	117,250	2,245,550
Accretion of debt discount	515,604	450,268
Amortization of deferred debt issue costs	473,289	414,605
Share-based payment expense	669,618	1,239,651
Induced conversion expense	–	65,221
Fair value change in embedded derivative	29,856	–
(Gain) loss on disposal of fixed assets	647	–
Changes in assets and liabilities:
Accounts receivable	97,766	(53,884)
Prepaid expenses and other current assets	(47,003)	7,246
Lease security deposits	–	4,240
Accounts payable and accrued expenses	(2,629,875)	1,655,287
Accrued compensation	(803,687)	496,144
Deferred purchase obligation	60,964	64,534
Deferred revenue	(84,075)	(52,501)
Accrued interest	933,471	652,379
Other, net	–	20,646
Net cash flows used in operating activities	(4,751,918)	(1,386,679)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,132)	(440)
Net cash flows used in investing activities	(1,132)	(440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuances	4,095,000	920,000
Principal payments on notes	(470,850)	–
Proceeds from stock issuances	–	546,457
Net cash flows provided by financing activities	3,624,150	1,466,457
Effects of exchange rate differences on cash and cash	–	3,828
equivalents
NET (DECREASE) INCREASE IN CASH AND CASH	(1,128,900)	79,338
EQUIVALENTS
CASH AND CASH EQUIVALENTS—Beginning of year	1,382,225	507,973
CASH AND CASH EQUIVALENTS—End of year	$253,325	$587,311
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$39,331	$12,239
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted into equity	–	109,779
Conversion of notes and accrued interest into new notes	1,241,803	1,206,963

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

	March 31,	December 31,
	2006	2005

Intellectual property
rights	$38,268,051	$38,268,051
Less: Accumulated
amortization	(38,268,051)	(38,268,051)

Total	$-	$-

Amortization expense related to intangible assets was $0 and $2,126,003 for the three months ended March 31, 2006 and 2005, respectively.

7.           LONG-TERM DEFERRED DEBT ISSUE COSTS

The long-term deferred debt issue cost activity during the three months ended March 31, 2006 is as follows:

Balance at January 1, 2006	$5,396,050
Calculated value of warrants granted	15,725
Other debt issue costs	92,470
Amortization to debt issue costs	(473,289)

Balance at March 31, 2006	$5,030,956

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

On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Samuel R. Dunlap, a former Company director, who is now in bankruptcy, pledged a $731,000

Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our March 31, 2006 consolidated condensed financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Samuel R. Dunlap, a former Company director, who is now in bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our March 31, 2006 consolidated condensed financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

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