Form 10QSB/A
period 2006-06-30
MetaMorphix Inc.
filed 2006-12-15
CIK 1289370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
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

EXPLANATORY NOTE

          We are filing this Form 10-QSB/A (Amendment No. 1) for the quarterly period ended June 30, 2006 in response to the SEC’s comments on the filing of our Amendment No. 1 to Form 10-SB which are applicable to this filing. The changes made are reflected in Part I, Note 8 to the Notes to Consolidated Financial Statements under Director and Officer Indemnification; Part II, Item 1 under Legal Proceedings; and Part II, Item 3 under Defaults Upon Senior Securities.

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

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended

	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,957,683)	$(14,614,745)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	234,775	2,361,001
Accretion of debt discount	1,044,434	900,536
Amortization of deferred debt issue costs	957,061	830,504
Share-based payment expense	1,247,509	2,180,211
Induced conversion expense	–	93,696
Fair value changes in embedded derivative	26,373	–
(Gain) loss on disposal of fixed assets	647	–
Changes in assets and liabilities:
Accounts receivable	95,441	2,764
Prepaid expenses and other current assets	(78,980)	8,911
Lease security deposits	–	4,240
Accounts payable and accrued expenses	(2,225,606)	2,805,211
Accrued compensation	(646,897)	1,004,232
Deferred purchase obligation	119,456	126,734
Deferred revenue	(33,353)	(105,002)
Accrued interest	1,957,887	1,266,573
Other, net	(15,684)	26,148
Net cash flows used in operating activities	(6,274,620)	(3,108,825)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,132)	(1,513)
Net cash flows used in investing activities	(1,132)	(1,513)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuances	5,552,176	2,228,000
Principal payments on notes	(535,416)	(105,080)
Proceeds from stock issuances	500	546,457
Net cash flows provided by financing activities	5,017,260	2,669,377
Effect of exchange rate differences on cash and cash equivalents	–	9,103
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(1,258,492)	(431,858)
CASH AND CASH EQUIVALENTS—Beginning of period	1,382,225	507,973
CASH AND CASH EQUIVALENTS—End of period	$123,733	$76,115
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$51,615	$59,845
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted into equity	–	153,889
Conversion of notes and accrued interest into new notes	1,241,803	1,206,963

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

On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Samuel R. Dunlap, a former Company director, who is now in bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our June 30, 2006 consolidated condensed financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

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

PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings

On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Samuel R. Dunlap, a former Company director, who is now in bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our June 30, 2006 consolidated condensed financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

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

ITEM 3.           Defaults Upon Senior Securities

At June 30, 2006, $142,166 of outstanding principal under our 8% Secured Convertible Promissory Notes and $884,343 of outstanding principal under our 10.9% Secured Convertible Promissory Notes were past due. . The original due dates for these notes range from September 2001 to April 2006. There are no amended terms to these past due notes as a result of the default.

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