Form 10KSB
period 2006-12-31
MetaMorphix Inc.
filed 2007-04-03
CIK 1289370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number 000-51294

METAMORPHIX, INC.

(Name of small business issuer in its charter)

Delaware	52-1923417

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8000 Virginia Manor Road Suite 140 Beltsville, Maryland	20705

(Address of Principal Executive Offices)	(Zip Code)

(301) 617-9080

(Issuer’s Telephone Number)

Securities to be registered under Section 12 (b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities to be registered under Section 12 (g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

          Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The Registrant’s revenues for the fiscal year ended December 31, 2006 were $3.4 million.

          The Registrant’s common equity is not publicly traded; therefore, an aggregate market value of the voting and non-voting common equity held by non-affiliates can not be determined at this time.

          As of February 28, 2007, the Registrant had 21,075,141 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

          Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I

FORWARD-LOOKING STATEMENTS

          Statements in this Form 10-KSB that are not descriptions of historical facts are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward looking terminology such as “may,” “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects,” or similar terms, variations of such terms or the negative of such terms. Forward-looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Description of Business”. The safe harbors for forward looking statements provided by Section 21E of the Exchange Act do not apply to statements made in this Form 10-KSB. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. You should also be aware that any of the events described under “Risk factors” and elsewhere in this registration statement could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

          Genomics refers to the sequencing and analysis of the genetic makeup of an organism. Our proprietary animal genomics technologies are intended to provide trait identification and predictive diagnostic tools for producers and breeders of beef and dairy cattle, swine, and poultry. We believe that these tools will enable livestock producers and breeders and feedlot operators to improve substantially their production efficiency and help them meet consumer demand for high quality meat products. We believe that animal genomics also has potential for diagnostic use in companion animals, including dogs, cats and horses, to detect disease predisposition, and behavioral and/or performance traits. Commercialization of these diagnostic products for livestock production and animal health does not require FDA approval. Our near-term products are tools that do not involve any animal pharmaceutical drugs or genetic altering of the animal.

          We have established several relationships through which we commercialize our beef and swine animal genomics technology, and expect to commercialize our chicken genomic technology. We have exclusive agreements with 1) Cargill Incorporated, or Cargill, the world’s second largest beef processor and feedlot operator, 2) the Monsanto Company, or Monsanto, a world leader in swine breeding and 3) Hubbard S.A.S., or Hubbard, a world leading chicken breeder. We describe these agreements in more detail under “Licenses, Acquisitions, and Collaborative Agreements.” We also have agreements to provide DNA testing services for the American Kennel Club, the world’s largest canine registry, United

Kennel Club, American Angus Association, the world’s largest beef cattle registry, Red Angus Association, American Limousin Association, and American Bucking Bull Association. These non-exclusive DNA testing service contracts are made in the ordinary course of business and contain standard fee-per-test terms with contracts being renewable every three years by mutual consent of the parties. Additionally, these agreements detail DNA sample submission format, specifications for data analysis and delivery, and proper archiving of samples after analysis.

          Our second technology platform is based on GDFs which are proteins that bind to receptors on the cell surface, with the primary result of activating cellular proliferation and/or differentiation. Our GDF development activities are focused on GDF-8, also known as Myostatin, a naturally occurring protein that acts to limit skeletal muscle development. Myostatin is one of eight GDFs to which we have exclusive rights for use in animals. We believe the inhibition of Myostatin has use in the livestock industry to facilitate the production of beef cattle, swine and poultry with more meat and less waste. We also believe that Myostatin can potentially be used in humans to treat muscle degenerative diseases, including muscular dystrophy, muscle wasting (Cachexia), age-related muscle loss (Sarcopenia), Lou Gehrig’s disease (ALS), and metabolic disorders, such as Type II Diabetes and obesity.

          We have entered into relationships to commercialize both agricultural and human therapeutic applications of our GDF technology. We have entered into collaborative agreements with the top two chicken producer-processors in the United States, Tyson Poultry, Inc., or Tyson, and Pilgrim’s Pride Corporation, or Pilgrim’s Pride, and have formed a joint venture with Willmar Poultry Company, Inc., or Willmar, the world’s largest supplier of day old poults, for the development of Myostatin applications in turkeys. We have granted an exclusive license to Wyeth for the human therapeutic application of our GDF technology including Myostatin, under which Wyeth has completed Phase II clinical trials to evaluate a Myostatin-based product as a therapeutic for Becker, Facioscapulohumeral, and Limb-Girdle forms of muscular dystrophy. We describe these relationships and agreements under “Licenses, Acquisitions, and Collaborative Agreements.”

          We were incorporated as a Delaware corporation in September 1994. Between incorporation and 1997, our activities consisted of research performed by Dr. Se-Jin Lee at his laboratory at The Johns Hopkins University School of Medicine to focus on the discovery, characterization, development and commercialization of GDFs. After Dr. Lee published a paper on Myostatin in 1997, we began to explore business opportunities to use the Myostatin technology for human and agricultural applications. In 1999, we licensed to Wyeth human therapeutic applications of our GDF technology in exchange for which Wyeth assigned 2.7 million shares of our Series A Preferred Stock and 900,000 shares of our Series B Preferred Stock (95% of their total holdings) to us, as well as our receiving the right to future milestone and royalty payments. We accounted for the stock assignment as a repurchase and subsequently cancelled those shares. Between 2000 and 2002, we granted options to license our Myostatin technology to the top two U.S. chicken producers, Tyson and Pilgrim’s Pride, and entered into a joint venture with a leading supplier of turkey poults, Willmar, to commercialize Myostatin in the North American chicken and turkey markets.

          Our business activities in the area of animal genomics commenced in February 2002, when we acquired some of the animal-related assets of the Celera Genomics Group of Applera Corporation, or Celera, and licensed Celera’s chicken, swine and cattle genome databases for agricultural use within specified fields. In May 2002, we entered into our Joint Development and Marketing Agreement with Cargill, in June 2004, we entered into our Swine Improvement Agreement with Monsanto and in January 2007, we entered into a Joint Research and Marker Development Agreement with Hubbard to develop improved breeds of chicken as described under “Licenses, Acquisitions, and Collaborative Agreements.”

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

          During the last ten years, there has been significant consolidation and vertical integration within the cattle, swine and poultry sectors of the global livestock industry. Historically, the global livestock market has been characterized by high volume and low margins. However, we believe that some of the economic factors that caused this consolidation will create increasing demand for technologies such as ours.

Our Strategy

          Our business strategy is to generate near-term profitability from our animal genomics product opportunities by producing a pipeline of innovative products to address the needs of the global livestock industry while at the same time building long-term value from our GDF technology in both human therapeutic and agricultural sectors. To implement our strategy, we will seek to:

•

Develop and license products based on our animal genomics technology that will add value to major market participants in the livestock and animal health industries. Our commercialization strategy focuses on licensing our genomics technology to the consolidated and vertically integrated livestock industry, in particular, breeders, producers and processors. We have completed this objective and structured our licensing agreements in the major livestock species to provide us with license fees and milestone payments to fund the cost of product development and after commercialization, royalty payments based on various measures of the value created for the licensees through the use of our technologies.

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

Our Proprietary Technologies and Products

          By drawing on our two fundamental proprietary technologies — animal genomics and GDFs— we seek to develop products that will significantly increase quality and production efficiency in all major livestock species, including cattle, swine and poultry. We also use these technologies to develop products and services that improve companion animal and livestock health and that can be used to verify animal parentage and identification. We also intend to seek to discover, and license to pharmaceutical companies, technologies that can be used to develop therapies for better management of human metabolic and muscular degenerative diseases. We describe these technologies and our current products below. Several of our technologies involve commercial agreements which we have entered into with various parties. We describe some aspects of these agreements below, and they are described in more detail under “Licenses, Acquisitions and Collaborative Agreements.”

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

          A genome is the entire genetic information (DNA) possessed by an organism. DNA is made up of sub-units called nucleotides, and a single nucleotide polymorphism, or SNP, is a DNA sequence variation occurring when a single nucleotide in the genome is altered. Genetic markers, based on SNPs, are abundant and distributed throughout an animal’s DNA. SNPs can be used as a predictive, diagnostic tool to determine the specific regions of DNA contributing to a desired trait. Through our proprietary access to whole genome information, we have validated dense SNP maps in cattle, swine and poultry. These SNP maps, when used as part of our GENIUS-Whole Genome System™, correlate SNP patterns with complex traits. We expect that these predictive diagnostics will provide producer/processors and breeders with precise, molecular-based tools with which to make informed decisions that improve livestock growth potential, meat quality, production efficiency and nutritional value. These tools can also be used to improve selection of genetically superior animals in breeding programs.

          The commercial opportunities for our genomic technology vary according to the livestock sector. For cattle, the use of SNP-based, predictive diagnostics for each animal entering the feedlot phase of production is a commercially viable concept due to the high value of each individual animal. We believe, as a result of discussions with our collaborative partner, Cargill, that the ability to identify superior cattle at the beginning of production would result not only in substantial cost savings, but would enable the processor to brand or certify meat that contains traits desired by the consumer. Within the cow/calf and breeder phases of cattle production, we and Cargill have launched predictive tests for marbling and tenderness which enable the selection of genetically superior animals. The tenderness test is being sold for $65 per animal, the marbling test for $145 per animal and both tests for $180 per animal.

          In order to support development and commercialization of our genomic technology we have entered into contracts with livestock production and/or breeding companies. Under our Joint Development and Marketing Agreement with Cargill, we and Cargill agreed to jointly develop and commercialize products for the cattle industry intended to be predictive of traits that improve production economics or meet consumer demands for quality, consistency and tenderness. We received a combined total of $10,200,000 in payments for the successful completion of all milestones set forth in the work plan delineated in the Cargill agreement which was completed in September 2004. These payments consisted of a $2,040,000 up-front payment, a $2,260,000 milestone payment upon the completion of the SNP validation phase, a $5,500,000 payment upon the completion of a two part association study correlating a pattern of SNPs with the desirable traits and the final $400,000 milestone payment after the successful initial validation of the diagnostic traits. This collaboration has resulted in the development of sets of genetic markers which can predict traits that would be of interest to feedlot operators and cattle breeders. In January 2007, we began the commercialization of this selection tool to the beef cattle breeders and cattle/calf producers (“cattle/calf operators”) which allows for the selection of animals based on superior marbling, high average daily weight gain and tenderness traits. We expect to commercialize a feedlot management tool with Cargill resulting from this collaboration in the fourth quarter of 2007.

          The feedlot pre-commercial phase of the collaboration, which is essentially a beta test on a commercial population of beef cattle, began in late 2005 and was completed in late 2006. As of the end of December 2006, we have tested approximately 28,000 animals generating revenue of approximately $400,000. Cargill is now evaluating the data from the pre-commercial phase in order to optimize animal management practices at the feedlot level. The analysis is expected to be completed in the second quarter of 2007. We expect Cargill will divide its feedlot population into outcome groups based on their genetic potential as determined by our feedlot management tool. Production inputs are varied for each outcome group based on their predicted performance. The initial samples were collected exclusively from Cargill’s own feedlots. Cargill’s alliance partners, leading feedlot operators that supply Cargill’s processing facilities, have also participated in the study. If this study is successful, we, jointly with Cargill, expect to commercialize the technology for use in the cattle feedlot industry in the fourth quarter of 2007.

          Our technology also includes our GENIUS-Whole Genome System™  for swine, which utilizes a map of approximately 600,000 SNPs, and associated intellectual property. We have licensed this technology to Monsanto to enable it to provide high-quality genetic information to pork producers, packers and to consumers. Using our GENIUS-Whole Genome System™, Monsanto released in January 2007, a new swine sire line which has increased average daily weight gain over the life of the animal by 11% over existing commercial lines. Monsanto expects to release a sow line by mid-2007. When these two lines are mated, the average daily weight gain is expected to increase further compared to existing commercial lines. This improvement is expected to reduce the number of days on feed (120 days versus 150 days) thereby lowering feed costs. MetaMorphix is entitled to royalties on Monsanto’s sales of these, as well as other new swine lines, which provide more production efficient animals and higher quality meat products. We received $1,000,000 from Monsanto in June 2004 as a license fee for access to our database.

          We are exploring opportunities for our GENIUS-Whole Genome System™  with Hubbard, a leading chicken breeder. Our agreement with Hubbard is described in more detail under “Licenses, Acquisitions and Collaborative Agreements.”

          We are also commercializing products based on our animal genomic SNP technology in the companion animal sector. Our initial product, a canine heritage diagnostic tool, Canine Heritage™ Breed Test, can differentiate between canine breeds in mixed breed canines. For purebred dogs, the diagnostic tool can be used to certify the breed. The Canine Heritage application can potentially allow owners to better manage the health of their animals regarding breed specific diseases. We began marketing the canine heritage diagnostic tool in February 2007.

          Lastly, we anticipate that we will use our highly informative SNPs as part of a gene discovery program. To that end, we have entered into a license agreement with Genetic Technologies Limited, or GTG, dated September 17, 2004, for the rights to utilize U.S. patent #5,612,179 and #5,851,762, for the duration of their patent life, in our research and commercialization effort. Under the terms of this agreement, we have paid GTG a license issue fee and are contractually obligated to pay license annuity fees for applications in livestock, aquaculture and companion animals.

          Current Animal Genomic Parentage and Breed Testing Services

          We are currently providing genotyping services to the livestock (cattle) and companion animal industries using DNA-based systems. Our genotyping products were developed using internal research and development resources. This development process produced DNA specific markers that could be used for various applications that include the ability to identify one individual animal from another, verify parentage, breed composition and determine specific commercial traits. Once these markers were identified, we produced assays to routinely screen animal samples.

          We have created novel uses for our parent verification services in the beef industry. Our customers include cattle breed associations that are accustomed to verifying the pedigrees for certain categories of animals. These DNA-based tests are used by breed registries and commercial enterprises to maintain breed integrity and provide information to breeders to be used in making breeding decisions. For the cattle industry, we have entered into a license agreement with Marshfield Clinic, or Marshfield, for the rights to U.S. patent #5,075,217 for the duration of the patent life, to be used in cattle parentage testing. For this right, we pay to Marshfield/Linkage Genetics a quarterly fee.

          We currently market the following DNA-based testing products to cattle breeders: Tru-Gain™, Tru-Marbling™, Tru-Tenderness™, Tru-Parentage, Tru-Identity, Tru-CoatColor™ and Tru-Polled®. The Tru-Gain™ product predicts the ability of cattle to gain weight in pounds per day under feedlot conditions. Tru-Marbling and Tru-Tenderness predict the amount of marbling (intra-muscular fat deposition) and meat tenderness in cattle, respectively. Our Tru-Parentage and Tru-Identity products are used by cattle breed associations and cattle registries to identify correct parentage and protect the integrity of registry records. Our Homozygous Black test, Tru-CoatColor™, enables animal breeders to determine the genetics of coat color of an animal. Our Tru-Polled® product includes the testing to determine the genetics of polled (hornless) cattle and assess the probability that they will produce polled progeny during subsequent matings. Polled cattle are more desirable due to decreased expense associated with horn removal and increased value of the hide due to decreases in injury rates during transportation and in feedlots.

          We are the principal provider of DNA-based parentage verification and identity testing to the American Angus Association, the world’s largest beef cattle breed association, and the American Kennel Club, the largest canine registry in the world. For the years ended December 31, 2006 and 2005, revenues from sales of these products and services were $2,997,286 and $2,306,060, respectively.

          We provide DNA testing for several canine registries and have worked with both large and small organizations to establish and build DNA testing programs to fulfill each of their needs. This test allows canine genetic identity to be certified.

          In February 2007, we launched our Canine Heritage™ Breed Test which determines breed composition of dogs. For mixed breed dogs, it can provide the owner with valuable information on the composition of the breed mix. This information allows pet owners to better manage diseases that are associated with specific breeds. For pure bred dogs, the test provides a genetic validation of the breed. The Canine Heritage™ Breed Test is currently being sold for $65 per dog.

          We are dependent on a few major suppliers from which we purchase equipment, reagents and other supplies used for genomic testing. These reagents and supplies are often proprietary and are not easily replaced, since the testing is very specialized.

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

          We have entered into letters of intent and limited licenses with two of the top U.S. leading chicken processors, Tyson Foods and Pilgrims Pride, pursuant to which the companies have agreed to participate in commercial scale trials of Myostatin inhibitors to ascertain the economic value of this technology to their operations. The letters of intent and limited licenses provide that we and the companies will negotiate in good faith to enter into long-term license agreements. We are also seeking partners for the cattle and swine market segments for testing of Myostatin inhibitors. We may be unable to enter definitive license agreements with any such entities.

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

          Numerous scientific studies support that Myostatin inhibitors may have significant potential as treatments for muscular degenerative diseases such as Muscular Dystrophy, muscle wasting (Cachexia), Sarcopenia (age-related loss of muscle) as well as the metabolic diseases Type II Diabetes and obesity. For example, McPherron and Lee, in a publication in the Journal of Clinical Investigation (vol. 109, 2002), show the effect of Myostatin inactivation on body fat and glucose utilization. Other publications such as Zimmers et al. in Science (vol. 296, 2002) show the induction of Cachexia, or wasting syndrome, by over-expression of Myostatin. These and other similar studies were carried out in animal models for human physiology and disease. Such models have been widely accepted as a basis for the investigation of new drug candidates for human medical applications.

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

          The Celera License Agreement contains revenue sharing and royalty provisions that obligate us to pay Celera 3% of any economic consideration we receive from a contract or business relationship in the cattle area for a period of 15 years to the extent such royalty exceeds a cumulative amount of $500,000 annually, and 20% of any consideration we receive from a collaboration entered into prior to February 28, 2006 in the swine sector. We are not obligated to pay a royalty on any swine collaboration entered into after February 28, 2006. Cattle-related payments will be offset against a $500,000 annual payment we are required to make to Celera under the agreement. We received $1,000,000 from a swine collaborative partner, and were required to pay $1,000,000 to Celera for the right to grant a sub-license to that partner. This $1,000,000 will be excluded from the calculation of economic consideration due to Celera when calculating a revenue sharing payment.

          Pursuant to a separate agreement entered into with Celera, we were obligated to make quarterly payments of $125,000 for subscription-based access to Celera’s human genome database and analysis software. The present value of the $500,000 annual payments for fifteen years and the $125,000 quarterly payments for three years was calculated to be $6,268,051 at the time of acquisition. When combined with the $2,000,000 deferred cash payment, the $262,796 of acquisition costs, and the value of the Series E Convertible Preferred Stock, the total purchase price was $43,530,847. In the event of a breach of a representation or obligation by a party under the Celera License Agreement, the non-defaulting party may deliver notice to such defaulting party. If such default has not been cured by the end of the applicable thirty-day cure period, the agreement will be terminated. No such notice has been served by either party. The agreement may also be terminated in the event of a bankruptcy or insolvency event of one of the parties. We are currently past-due with respect to minimum royalty payments due to Celera.

          We are currently past-due with respect to minimum royalty payments due to Celera, however, it is our intention to pay any past due amounts and avoid a default, as soon as sufficient funding is secured. At December 31, 2006, the total amount due to Celera was $6,196,648, of which $2,525,712 is currently payable and the remaining $3,670,936 is classified as long term. Of the amount currently payable, $2,038,800 is past-due.

          Cargill Agreement

          On May 9, 2002, we entered into a Joint Development and Marketing Agreement, or the Cargill Agreement, with Excel Corporation (a subsidiary of Cargill) and Cargill, through its Caprock Business unit, or Cargill. Under the terms of the agreement, the parties agreed to jointly develop and commercialize products for the cattle industry intended to be predictive of traits that improve production economics or meet consumer demands for quality, consistency and tenderness. To date, we have received full payment, comprised of a $2,040,000 up-front payment, a $2,260,000 milestone payment with the completion of the SNP validation phase, $5,500,000 with the completion of a two part association study correlating a pattern of SNPs with the desirable traits and the final $400,000 milestone payment after the successful initial validation of the diagnostic traits. The third stage of the collaboration is Cargill’s implementation of the SNP-based predictive diagnostic tools in a beta-test population of commercial cattle, known as the pre-commercial phase. This pre-commercial phase began in late 2005 and was completed in late 2006. As of the end of December 2006, we have tested approximately 28,000 animals generating revenue of approximately $400,000. Cargill is now evaluating the data from the pre-commercial testing phase in order to optimize animal management practices at the feedlot level, which is expected to be completed in the second quarter of 2007. We expect Cargill will divide its feedlot population into outcome groups based on their genetic potential as determined by our feedlot management tool. Production inputs are varied for each outcome group based on their predicted performance. The initial samples were collected exclusively from Cargill’s own feedlots. Cargill’s alliance partners, leading feedlot operators that supply Cargill’s processing facilities, have also participated in the study. If this study is successful, we, jointly with Cargill, expect to commercialize the technology for use in the cattle industry in 2007.

          All information and data resulting from our efforts under the work plan will be the joint intellectual property of the parties. After the term of the Cargill Agreement, the parties may commercialize joint intellectual property subject to certain royalty payments being made to the other party. In accordance with the Cargill Agreement, upon the completion of the beta test, the parties have agreed to negotiate in good faith to enter into a Joint Commercialization Agreement. Among other provisions, we anticipate, based on preliminary discussions with Cargill, that the Joint Commercialization Agreement will provide for the equal division of all profits and losses between the parties and that technologies and products developed thereunder will have a target price equal to approximately 30% of the value added through the use of the predictive diagnostic tools. We believe that we will enter into this Joint Commercialization Agreement in mid-2007, and the duration of this agreement will be no less than five years. The final agreement we reach with Cargill, however, may not be on these terms. For eighteen months beginning in November 2004, Cargill had the exclusive right to use the joint intellectual property on a commercial scale in its feedlots with all samples to be analyzed at our genotyping facility on a fee-for-service basis. This period of exclusivity has been extended through October 1, 2007.

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

          In early 2007, Monsanto began commercialization of its GX™ Terminal Sire line with improved production traits employing our GENIUS-Whole Genome System™ technology. This commercialization has generated revenue on which we earn royalty revenue.

          Hubbard Agreement

          On January 25, 2007, we executed an agreement with Hubbard S.A.S.. Under the terms of this agreement, we, jointly with Hubbard, will develop predictive markers using the GENIUS - Whole Genome System™ for broilers (chicken meat). We will underwrite the cost of validating a set of markers for chicken as well as the genotyping costs of the association study which identifies predictive markers. Hubbard will be responsible for generating the phenotypic information used in the association study.

Hubbard will have an exclusive license to use these markers to develop new broiler breeds and we will be entitled to receive a royalty on their revenues generated from these new breeds. We have exclusive rights to use the validated SNP map for other applications not exploited by Hubbard.

Growth and Differentiation Factor Technology

          Amended and Restated Collaboration Agreement with Genetics Institute and The Johns Hopkins University

          On January 26, 1999, we entered into an Amended and Restated Collaboration Agreement, or the Collaboration Agreement, with The Johns Hopkins University School of Medicine and Genetics Institute, Inc. (now a division of Wyeth) whereby the parties amended, restated and replaced their 1994 Collaboration Agreement, with respect to the discovery and characterization of GDFs in the TGF-ß superfamily. The Collaboration Agreement provided for a “sponsored research plan” to be conducted by Johns Hopkins and a “collaborative research plan” that included requirements for mutual reporting of findings, to be conducted by us and Wyeth. The Collaboration Agreement also continued and confirmed our exclusive, worldwide, royalty bearing licenses to Myostatin (GDF-8) and certain other GDFs (and Johns Hopkins’ and Wyeth’s patent rights in such factors) and non-exclusive, perpetual royalty-free licenses to Johns Hopkins’ and Wyeth’s know-how relating to such factor patent rights, in each case, for commercialization within the agricultural and veterinary fields. We have also granted an exclusive, worldwide, royalty bearing license to Wyeth with respect to GDF-8 (Myostatin) and certain other GDFs (and Johns Hopkins’ and our patent rights in such factor) and a non-exclusive, perpetual, royalty-free license in our and Johns Hopkins’ know-how relating to such factor patent rights, in each case, for commercialization in the field of human therapeutics. Under this Collaboration Agreement, we have the potential for $10,300,000 in developmental milestone payments as well as royalties on product sales in the event Wyeth successfully commercializes any human applications for Myostatin technology. The milestone payments are triggered as the technology progresses through the regulatory review process and includes; a $500,000 payment which has been received for the filing of an IND, a second payment which is due upon commencement of Phase III clinical trials, a third payment upon acceptance of the NDA (New Drug Application) for regulatory review and lastly a payment upon receipt of regulatory approval. Potential royalties from sales of Myostatin and other human GDFs commercialized by Wyeth range from 0.5% to 6.5%. The royalty rate depends upon certain variables such as the number of GDFs commercialized, and whether the product is covered by a valid claim of patents owned by us, Wyeth or jointly held.

          The Collaboration Agreement provides for the payment of nominal annual licensing and maintenance fees by us to Johns Hopkins. In addition, Johns Hopkins will be entitled to royalties of 3.5% on sales by us and our sublicenses of Johns Hopkins’ licensed products.

          Under the Collaboration Agreement, we owe to Johns Hopkins reasonable efforts in their scientific and business judgment to seek commercialization of each GDF. Licenses granted under the Collaboration Agreement continue in effect until the expiration of the last patent licensed. However, the Collaboration Agreement stipulates that failure to achieve certain payment and performance milestones may cause termination of the licenses granted to us in the Collaboration Agreement. We have met the required development milestone which required that a minimum of $2.5 million be spent over the five year period beginning on January 27, 1999 and ending on January 27, 2004. However, we are currently in arrears at December 31, 2006 with respect to $369,541 of patent fees and $755,000 of maintenance fees and research funding which would permit Johns Hopkins to provide us with a 60-day notice-and-cure letter (after which 60-day period, Johns Hopkins would have the right to terminate the license and other rights granted by Johns Hopkins to MetaMorphix). It is our intention to pay all past-due amounts and avoid a default as soon as sufficient funding is secured. The Collaboration Agreement had previously been amended twice by the parties — first on January 22, 2002 and again on September 30, 2002 — in each case to extend the term of the sponsored research plan conducted by Johns Hopkins.

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

          Chicken Commercial Licensing

          On July 28, 2000, we entered into a Letter of Intent and Limited License Agreement with Tyson Poultry, Inc., or Tyson, and on November 10, 2000, we entered into a substantially similar Letter of Intent and Limited License and Option Agreement with Pilgrim’s Pride Corporation, or Pilgrim’s Pride. The parties have entered into the aforementioned agreements to facilitate the testing of Myostatin blocker technology in broiler chicken production and to facilitate negotiating the terms of the proposed long-term license agreements. On October 10, 2000, MetaMorphix and Pilgrim’s Pride entered into a Letter of Intent Regarding Limited License in the Republic of Mexico.

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

          Turkey Myostatin Joint Venture

          On September 4, 2002, we entered into a joint venture with Willmar, a leading supplier of day-old poults and vaccination equipment to the U.S. and Canadian turkey production industry, and formed the Willmar/MetaMorphix Turkey Joint Venture, LLC, or the Joint Venture, and entered into a related Limited Liability Company Agreement, or the LLC Agreement. The Joint Venture was formed for the purpose of developing and commercializing Myostatin related products in the turkey market using the value added strategy described above. Pursuant to the LLC Agreement, each of Willmar and we have granted to the Joint Venture an exclusive license in its respective Myostatin technology (owned or subsequently owned) for use in the turkey market in North America. The LLC Agreement provides that all costs and profits will be shared 50-50 and targets a price for potential customers in excess of 30% of the value added to their livestock. To date, there have been no transactions to account for under this Joint Venture.

Research and Development

          During the years ended December 31, 2004, 2005 and 2006, we spent $4,364,421, $4,311,880, and $2,599,724 respectively, on research and development. It is anticipated that the majority of the costs associated with development of our genomic predictive diagnostic tools will be funded by proceeds of contracts with our collaborative partners and will be expensed as costs of goods sold.

Patents and Proprietary Rights

          At December 31, 2006, we either own or have licensed to us 45 issued U.S. patents, 52 issued foreign patents, and 119 patents pending. The majority of these issued domestic and foreign patents relate to our GDF technology. These patents have been exclusively licensed from The Johns Hopkins University for exclusive use in the non-human field. The exclusive use of these patents forms the basis of the development of our GDF technology and is critical to our business. Many of the remaining patents have been internally developed. These patents form the basis for our ability to operate and commercialize the genomic technologies in the livestock and companion animal sectors. Our patents expire at various dates, during the period commencing on March 19, 2013 through November 10, 2025.There are a large number of applications pending in both the U.S. and foreign patent authorities. Patent prosecution and maintenance expense represents one of our significant business expense elements. We are not involved in any patent litigation anywhere in the world. We remain confident that we have adequate patent protection for our key technologies. We also rely on trade secret protection for our confidential and proprietary information. We require each of our employees, consultants and advisors to execute a confidentiality agreement upon the commencement of employment with us. The agreements generally provide that all trade secrets and inventions conceived by the individual and all confidential information developed or made known to the individual during the term of his or her relationship with us shall be our exclusive property and shall be kept confidential and not disclosed to third parties, except in specified circumstances. We have six registered trademarks and fourteen trademarks are currently being prosecuted.

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

          The manufacture and sale of animal pharmaceuticals are regulated by the Center for Veterinary Medicine, or CVM, of the FDA. A new animal drug may not be commercially marketed in the United States unless it has been approved as safe and effective by CVM. Approval may be requested by filing a New Animal Drug Application, or NADA, with CVM containing substantial evidence as to the safety and effectiveness of the drug. Data regarding manufacturing methods and controls are also required to be submitted with the NADA. Manufacturers of animal drugs must also comply with Good Manufacturing Practices and Good Laboratory Practices. Sales of animal drugs in countries outside the United States require compliance with the laws of those countries, which may be extensive.

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

Data obtained from preclinical and clinical activities is not always conclusive and may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business, whereby we would be unable to achieve product line revenues that are critical to our business plan.Marketing product candidates abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

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

Competition

          The animal genomics industry has experienced consolidation in recent years. Besides us, we believe that there are several other companies that would be considered our competitors in the animal genomics industry. We believe we are one of the industry leaders due to our exclusive access to whole genome technology and key customer relationships with Cargill, Hubbard and Monsanto, which we believe provide us with research and timing competitive advantages.

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

Customers

          Four customers comprised an aggregate of 83.2% of our total accounts receivable at December 31, 2006, and three customers comprised an aggregate of 50.7% of our total accounts receivable at December 31, 2005. Our customers are primarily associations which purchase our parentage and identification genotyping services. We have not experienced any significant credit losses and do not require collateral on receivables.

          Revenue from one customer, Cargill, represented 12.4%, 0.0%, and 55.2% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Revenue from another customer, the American Kennel Club, or AKC, was 34.8%, 38.1%, and 16.8% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Employees

          As of December 31, 2006, we had a total of 36 employees: 26 in Davis, California and 10 in Beltsville, Maryland. No employees are represented by labor organizations and there are no collective bargaining agreements. We consider relations with our employees to be good.

Corporate Information

          We were incorporated in Delaware in 1994. Our principal executive office is located at 8000 Virginia Manor Road, Suite 140, Beltsville, Maryland 20705, and our telephone number is (301) 617-9080. Our website address is www.metamorphixinc.com. Information contained on our website does not constitute part of the document.

RISK FACTORS

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER THE FOLLOWING RISK FACTORS AS WILL AS THE OTHER INFORMATION IN THIS FORM 10-KSB BEFORE DECIDING TO INVEST IN OUR SHARES OF COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER. IF THIS HAPPENS, YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT.

Risks Related to Our Business

Our recurring losses, negative cash flows from operations, working capital deficiency and significant accumulated deficit raise substantial doubt about our ability to continue as a going concern

          Our history of negative operating results and the fact that our current assets are significantly less than our current liabilities indicate that we may not be able to continue as a going concern, as discussed in Note 1 to the financial statements on page F-8. Our independent registered public accounting firm has included in their report on our consolidated financial statements for 2006 an explanatory paragraph that states our recurring losses and negative cash flows from operations, working capital deficiency and significant accumulated deficit raise substantial doubt about our ability to continue as a going concern.

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

          We were formed in 1994 and to date have been engaged primarily in research and development activities. We generated material revenues from operations for the first time in 2002. We have incurred losses from operations since our inception and we anticipate incurring operating losses at least through 2007 and possibly thereafter. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We may not be able to generate sufficient revenues from operations to achieve or sustain positive cash flow or profitability.

We require additional funding and may be unable to obtain funding on acceptable terms.

          We have incurred negative cash flows since inception and have expended, and expect to continue to expend, substantial funds for working capital to continue our research and development programs and operate our business. At December 31, 2006, we had $277,680 of cash and cash equivalents. If, in the future, we begin to generate positive cash flow from our operations, we will still need to seek additional financing to continue our research and development activities and fund our business operations. If we are unable to generate adequate revenues, enter into a corporate collaboration, complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our research and development programs. We may not be able to:

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

          At December 31, 2006, we had $40,975,000 of outstanding indebtedness in the form of short-term and long-term promissory notes. Of such amount, $4,396,000 principal amount is past due. We will need to raise additional funds through financings or future revenue to repay our outstanding indebtedness. Any funds that we raise that are applied to repay our outstanding indebtedness will not be available to fund our business. We may be unable to raise the funds necessary to repay our debt and the holders of past due amounts may seek to enforce their rights against us.

          At December 31, 2006, we had $264,000 principal amount of outstanding indebtedness to Edwin C. Quattlebaum, our Chief Executive Officer, President and Co-Chairman of the Board, representing working capital advances he made to us, which indebtedness is evidenced by demand notes bearing interest at the prime rate plus 1% and which provide for repayment at such time as we have sufficient resources. An additional $625,500 principal amount of debt that is evidenced by a substantially similar note is owed to a former director of ours who is currently in bankruptcy (see “Legal Proceedings”). We also have an accrued liability of $962,000 for deferred bonus payments (declared and estimated) to our named executive officers, which were earned from 1999 through 2006.

Our genomic technologies are being developed and products and services from this emergent technology may never be successfully commercialized.

          Our genomic technologies are based on the use of SNPs for the identification of desirable traits in livestock. Not all services derived from this technology may become commercially viable. Other than current regular revenues derived from our commercial genotyping operations, some or all products or services which we may develop may prove to be uneconomical or otherwise commercially unfeasible, such outcomes would severely limit our near-term prospects. The successful development of this technology is subject to the risks of failure generally inherent in the development of any innovative technologies and products derived therefrom. These risks include the possibilities that:

•	third parties hold proprietary rights that preclude us from marketing one or more of its proposed products; or

•	third parties have superior technologies and/or market superior or equivalent products.

If we do not meet objectives under our license agreement with Celera, we will not maintain exclusive rights to the genomic technology.

          Under our license agreement with Celera, we are obligated to make certain payments in order to maintain our exclusive rights under the license agreement to Celera’s cattle, swine and poultry genomic sequencing tools and technology. At December 31, 2006, we were in arrears with respect to $100,000 of quarterly payments to Celera and a royalty obligation of $1,938,800. We may not be able to satisfy the prescribed conditions for maintaining the license. The failure to maintain an exclusive license to the genomic sequencing technology would negatively impact our ability to commercialize any products or services based on this platform technology.

Due to past-due minimum royalty payments we have been unable to make, we are currently in breach of the Celera Licensing Agreement, which could result in Celera exercising their option to terminate the contract, which would revoke the use of the technology and reduce our expected future revenue and cash flows.

          At December 31, 2006, we were past due in paying minimum royalties to Celera in the amount of $2,038,800. Celera has the right under the agreement to terminate our rights to the technology, which includes the world-wide license to certain cattle, swine and poultry database products; single nucleotide polymorphism, or SNP, maps, and software. If we were to lose our rights to this technology, we would be unable to complete our product commercialization strategy, thereby reducing the amount of expected revenue and cash flows.

We face uncertainty of the outcome of litigation.

          On March 15, 2007, we became aware of a claim against us from holders of two 10% convertible promissory notes, for breaches of contract for non-repayment of principle and interest due on July 31, 2006. The original amount of the notes was $150,000 and $50,000, and principle currently past due is $120,000 and $50,000. The amount of the claim, which includes principle and accrued interest through the date of the claim, is $200,074. We have the amounts recorded as liabilities on the financial statements at December 31, 2006.

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

          At December 31, 2006, we were past due in paying patent fees to Johns Hopkins in the amount of $369,541 and research funding in the amount of $755,000. Johns Hopkins has the right under the Amended and Restated Collaboration Agreement to terminate our rights to the growth and differentiation technology. If we were to lose our rights to this technology, we would be unable to complete our product commercialization strategy, thereby reducing the amount of expected revenue and cash flows.

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

We face competition and the risk of technological obsolescence.

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

          We do not generally expect to engage directly in commercial scale manufacturing or marketing of Myostatin products in the near term, but may elect to do so in certain cases. We do not, generally, have the capacity or experience to manufacture products in large quantities or to market our products. If we elect to perform these functions, we will be required either to develop these capacities or contract with others to perform some or all of these tasks. We may be dependent to a significant extent on corporate partners, licensees or other entities for manufacturing and marketing of products. If we engage directly in wider manufacturing or marketing, we will require substantial additional funds and personnel and we will also be required to comply with extensive regulations applicable to companies engaged in the production of biotech products. We may not be able to obtain necessary funding or develop or contract for these capacities in a timely manner, on acceptable terms or at all.

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

          Since December 31, 2004, we have met both the security holder and total asset levels that obligated us to become a publicly reporting company during 2005. This obligation is imposed by the federal securities laws despite the fact that our securities are not publicly traded. In May 2005, we filed a registration statement on Form 10-SB with the SEC. As a public reporting company under Section 12(g) of the Exchange Act, we are required to file annual and quarterly reports with respect to our business and financial condition and current reports with respect to material events. To date, we have complied with all of the required filings; however, they were not done in a timely manner. We received a comment letter from the SEC dated June 2, 2005, for which a response was provided in a letter by us dated October 3, 2006. Changes to our original filing as a result of that comment letter and a subsequent comment letter dated November 13, 2006 are reflected in Form 10-KSB/A (Amendment No. 1) filed on December 15, 2006. A comment letter was also received on January 12, 2007. We did not amend our Form 10-SB again as a result of that letter. Instead, we are insuring that those comments are addressed in this Form 10-KSB. Our history of non-compliance could limit our ability to affect an initial public offering of our common stock or merge with a publicly-traded company.

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

The existence of a significant number of securities exercisable for, or convertible into, shares of our common stock may reduce your percentage ownership in us.

          As of December 31, 2006, we had outstanding convertible debt, preferred stock, options and warrants which are exercisable for, or convertible into, an aggregate of approximately 45,567,000 shares of common stock. In addition, certain of these securities contain provisions which would increase the number of shares of common stock issuable upon exercise or conversion thereof if we were to issue shares of common stock or other securities with an effective purchase price of less than $4.00 per share. Furthermore, certain of these securities contain conversion or exercise prices that are measured as a discount to our initial offering price, if one were to occur. The issuance of additional shares of common stock upon the exercise or conversion of these securities will reduce your percentage ownership in us.

Our preferred stockholders have control over our actions.

          For so long as our Preferred Stock remains outstanding, the holders of each class of our Preferred Stock have the right to approve the creation of any new class of capital stock (or the modification of the terms of any existing class of capital stock) having rights or preferences that would adversely effect or be detrimental to the holders of each such existing class of Preferred stock. In addition, pursuant to our Shareholders Agreement, dated February 28, 2002, we may not sell or dispose of all or substantially all of our assets or consummate certain mergers or take certain other material actions without the approval of New Frontiers Capital, LLC, our largest holder of Series E Convertible Preferred Stock. In addition, certain holders of our Series E Convertible Preferred Stock and holders of our 10% Secured Convertible Promissory Notes have pre-emptive rights, which entitle such holders to acquire up to their pro rata share of new equity securities offered by us. These approval rights and pre-emptive rights could inhibit our ability to raise additional capital or undertake transactions that our board of directors may deem to be in the best interests of our stockholders. In addition to the foregoing, the holders of our Series E Convertible Preferred Stock, when combined with their various other holdings in us, currently have 26.3% voting control.

ITEM 2.	DESCRIPTION OF PROPERTY

          We conduct our principal operations at leased facilities described below. We believe that our existing facilities are suitable for their use and will be adequate to meet our needs for the foreseeable future. We also believe that any additional space needed in the future will be available at commercially reasonable rates.

Entity Name; Location	Use	Square Feet Leased	2006 Annual Base Rent Amounts	Term of Lease

MetaMorphix, Inc. 8000 Virginia Manor Road Suite 140 Beltsville, MD 20705	Corp. Headquarters, Growth Differentiation Factors, Research & Development	30,380	$463,427	Lease expires April 30, 2012.

MMI Genomics, Inc. 1756 Picasso Avenue Davis, CA 95616	Genomics Research and Operations	12,104	$268,339	Lease expires May 31, 2012.

ITEM 3.	LEGAL PROCEEDINGS

          On June 20, 2005, we became aware of a lawsuit and claim against us from Regions Bank for $731,000. Samuel R. Dunlap, a former Company director, who recently exited bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our December 31, 2006 consolidated condensed financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. This litigation remains in the discovery phase at this time. It was filed in the Superior Court of Hall County, State Court of Georgia. We will indemnify and hold harmless our legal counsel, who is also our Secretary, in this matter.

          On March 15, 2007, we became aware of a claim against us from the holders of two 10% convertible promissory notes, for breaches of contract for non-repayment of principal and interest due on July 31, 2006. The original amount of the notes was $150,000 and $50,000, and principal currently past due is $120,000 and $50,000. The amount of the claim, which includes principal and accrued interest through the date of the claim, is $200,074. The claim was filed in the Supreme Court of the State of New York. We have the amounts recorded as liabilities on the financial statements at December 31, 2006.

          In addition, during 2006, we settled and dismissed eight collection lawsuits for a total cost of $257,503. At present, there are no such cases pending, except for the actions noted above to collect on the promissory notes.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          Listing.

          Our shares of common stock are not listed on any stock market or exchange.

          Market Information.

          As of December 31, 2006, we have warrants outstanding to purchase 9,979,840 shares of our common stock, options outstanding to purchase 10,550,729 shares of our common stock, and convertible notes which may be converted into 9,154,765 shares of our common stock.

          Any person who may be deemed an affiliate of ours (as the term “affiliate” is defined in the Exchange Act of 1934) may be eligible to sell their shares pursuant to the provisions of Rule 144 promulgated under the Securities Act of 1933. Generally, Rule 144 provides that a person or persons who acquired stock in a non-public transaction and has owned the stock for more than one year prior to the proposed sale may sell within a three month period no more than one per cent of the then issued and outstanding shares of common stock or the average weekly reported trading volume on all national securities exchange and through NASDAQ during the four calendar weeks preceding the proposed sale. At December 31, 2006, 20,369,718 out of 21,075,141 shares of our common stock were held by investors who have owned the shares for more than one year. Any shares sold pursuant to Rule 144 may adversely affect the market price of our common stock. Sales under Rule 144 may adversely affect the market price for our shares in any market that may exist.

          Holders of Record.

          As of December 31, 2006, 21,075,141 shares of common stock were issued and outstanding and held by approximately 550 holders of record.

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

          Equity Compensation Plan Information.

          The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options/warrants	Weighted-average exercise price of outstanding options/warrants	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)(2)	7,312,155	$3.67	—
Equity compensation plans not approved by security holders (1)(3)	3,238,575	3.63	89,999

Total	10,550,730	$3.66	89,999

(1)	Please see “Item 6 Executive Compensation – Employees Stock Option Plans” for a description of the material features of each of our plans.

(2)	In November 2006, our 1996 Employees Incentive Stock Option Plan expired.

(3)	This represents the Non-Qualified Plan, which is not required to be approved by security holders.

          The following sets forth information regarding sales of our unregistered securities during the last year:

          In December 2005 through December 2006, we issued an aggregate of $13,807,763 principal amount of 10.0% Secured Convertible Promissory Notes and warrants to purchase 1,932,600 shares of common stock to a group of accredited investors in a private placement for aggregate consideration of $13,712,385. We incurred issue costs of $976,756 for legal fees and commissions, and issue costs of $83,777 relating to warrants to purchase 149,458 shares of our common stock which were issued to financial advisors in connection with this offering.

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

          We have established several relationships through which we expect to commercialize our animal genomics technology. We have exclusive development and marketing agreements with Cargill Incorporated, or Cargill, the world’s second largest beef processor and feedlot operator, the Monsanto Company, or Monsanto, a world leader in swine breeding, and Hubbard, a leading broiler chicken breeder. We describe these agreements in more detail under “Licenses, Acquisitions, and Collaborative

Agreements.” We also have agreements to provide DNA testing services for the American Kennel Club, the world’s largest canine registry, United Kennel Club, American Angus Association, the world’s largest beef cattle registry, Red Angus Association of America, American Limousin Association, and American Bucking Bull Association. We generate operating revenues from various genotyping services for the clients noted above.

          Our strategy is to develop revenue from the genomics near term opportunities, particularly the livestock, trait identification tool, breeding identification tool and canine breed specific tool. In the medium term we expect to generate additional revenue from our swine breeding tools and in the long-term from our GDF technology. With regard to our GDF technology, our strategy has remained to license out our technology to large pharmaceuticals, which have both the financial resources and research experience to develop these products in a timely and cost effective manner.

          We believe that to be financially sound and successful, in addition to having short, medium and long revenue objectives, we must be able to generate revenues from various activities for purposes of risk diversification.

          We have also derived revenues from upfront and milestone payments from our corporate partners, including Cargill, Wyeth and Monsanto.

          We analyze our business and operations in terms of two business segments—GDFs (Beltsville, MD), and Animal Genomics (Davis, CA.). Both segments are dedicated to discovering and commercializing multiple technology platforms to improve the food supply and human health. In September 2005, we made the decision to consolidate the research efforts of our Immunopharmaceutical segment into the GDF segment in order to maximize efficiency, and our facility in Canada was closed. In connection with this closure, we accrued approximately $267,000 at September 30, 2005 in severance benefits for the 11 employees who were involuntarily terminated. Of the original severance accrual, $198,000 remains accrued and unpaid at December 31, 2006.

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

          We defer upfront payments received until such a time as they are earned as the products and/or services are delivered and/or performed over the term of the arrangement. The revenue is then recognized systematically over the periods that the fees are earned. In June 2004, we entered into a Swine Improvement Agreement with Monsanto Company, which gives Monsanto an exclusive royalty-based license to use our porcine genetic database, which consists of over 600,000 SNPs, and the associated intellectual property. We will provide consulting and support in the use of its database resource. Monsanto will be obligated to pay royalties to us if the research performed using the database creates product enhancements which generate increased revenues. We received $1,000,000 from Monsanto in June 2004 as an access fee for the database. We recorded deferred revenue upon receipt of the payment, and are amortizing the fee on a straight-line basis over the license exclusivity period of 5 years. We recognized revenue of $200,004, $200,004 and $116,669 for the years ended December 31, 2006, 2005 and 2004, respectively, and the remainder is recorded as deferred revenue at December 31, 2006.

          In 2002, we entered into Letters of Intent and Limited License and Option Agreements with two chicken producers for use of Myostatin technology within the United States. Additionally, one of the chicken producers has rights to utilize the Myostatin technology within Mexico. The Agreements include an option to license Myostatin technology in chicken on predefined terms upon the successful completion of large-scale trials. For the option to the technology, both chicken production companies have paid us $250,000. License fees to cover development costs are to be paid once a product candidate has been developed and tested by the parties. Additionally, we are to receive a portion of the value added by the technology on a per treated bird basis. The $500,000 in up-front fees was deferred upon receipt, and to date, has not been earned by us since the product has yet to be delivered. The fees were recorded as deferred revenue at December 31, 2006 and 2005.

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

          For our Canine Heritage™ Breed Test product, we sell the test kits for a price to be paid up-front by the customer. The revenue is deferred until the test sample results are complete and sent to the customer.

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

          The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the weighted average assumptions in accordance with SFAS No. 123(R). Expected volatility is based on the average historical volatilities on the stock of similar companies in the agricultural and biotech industries that are publicly traded. The average historical volatilities were calculated using the time period corresponding to the vesting period. We use historical data to estimate a weighted-average percentage of forfeitures within the valuation model. The expected term of options granted represents the period of time the options granted are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities in effect at the time of the grant and for instruments with a life equal to the vesting period of the grant.

          Management, with the assistance from a valuation specialist, determined the fair value of our common stock for each quarter during the period January 1, 2005 through September 30, 2006 (valuations are calculated through the end of the prior quarter in order to ensure complete financial information is used). The analyses were performed retrospectively and not contemporaneously, because during this period, our efforts were focused on product development and filing our initial 10-SB filing. As a result, our financial and managerial resources were limited. The valuation analyses considered the guidance set forth in the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Guide”). Accordingly, the valuation allocates the value of the business enterprise among our classes of stock with consideration given to the methodologies prescribed in the Guide.

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

          The enterprise value was then allocated to preferred and common shares. The allocation of value to the preferred stock was based on treating the preferred shares as if they were converted to common stock. Therefore, the value of the preferred stock was estimated as the fully diluted per share value of equity as if all preferred shares were converted to common shares. A discount for lack of marketability was applied to the portion of business enterprise allocated to the common stock. The discount was based on specific characteristics of the underlying stock. Had a different methodology been used to allocate the business enterprise value or a different discount for lack of marketability been used, the allocations between preferred and common shares and the resulting value of common stock would have been different.

          The results of the analyses indicated the following fair values (fair values calculated for the dates below are utilized for activity in the subsequent quarter):

Date	Fair Value per share of Common Stock

March 31, 2005	$3.15

June 30, 2005	$3.00

September 30, 2005	$2.95

December 31, 2005	$3.20

March 31, 2006	$3.15

June 30, 2006	$3.25

September 30, 2006	$3.35

          These fair value amounts were used in our Black-Scholes option pricing calculations in order to determine the proper stock option and warrant accounting. Valuations are calculated through the end of the prior quarter in order to ensure complete financial information is used.

          Summary of Contractual Obligations

          The following table summarizes our contractual obligations as of December 31, 2006:

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations – includes short-term and long-term promissory notes, gross of debt discount	$40,974,953	$4,439,389	$32,208,394	$4,327,170	$—

Capital lease obligations – for equipment	156,178	42,390	71,545	34,960	7,283

Employment related obligations (1)	4,912,670	4,912,670	—	—	—

Interest obligations – on promissory notes	5,376,299	2,903,556	1,940,052	532,691	—

Operating lease obligations – property and other leases	4,184,621	863,328	1,512,188	1,632,856	176,249

Celera purchase obligation – minimum royalties due	6,196,648	2,525,712	580,112	650,633	2,440,191

	$61,801,369	$15,687,045	$36,312,291	$7,178,310	$2,623,723

(1) Employment related obligations consist of employment contracts of $1,009,000 (agreements with four employees, including three executives and one scientist, which require payments by us totaling approximately $1,009,000 annually based on their current salaries), accrued bonuses of $3,411,988, accrued salaries of $241,706, and accrued severance of $249,976.

Description of Our Revenues, Costs and Expenses

          Revenues

          Revenues consist of fees for our parentage and identification genotyping services and upfront and milestone payments from our collaborative partners and licensees. We have deferred revenue recognition for upfront and milestone payments where we have future performance obligations.

          Research and Development Expenses

          Research and development expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, costs of facilities and the legal costs of pursuing patent protection of our intellectual property. Research and development costs also include stock-based compensation expense and collaborative agreements requiring us to pay periodic license fees, research payments, additional payments, royalty fees, and milestone payments. We expense research and development costs as incurred. We expect our research and development expenses to increase as we continue to develop our product candidates. From inception through December 31, 2006, we expensed an aggregate of $34.0 million, including stock-based compensation expenses of $3.4 million, on research and development.

          General and Administrative Expenses

          General and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, sales and marketing, business development, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. We expect that our general and administrative expenses will increase as we add personnel and become subject to the reporting obligations applicable to public companies. From inception through December 31, 2006, we expensed an aggregate of $57.5 million, including stock-based compensation expenses of $17.6 million, on general and administrative expenses.

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

          Compensation expense for options granted to employees amounted to $1,981,830, $2,435,631, and $2,241,091 for the years ended December 31, 2006, 2005, and 2004, respectively. Compensation expense for options granted to employees are classified between research and development and general and administrative expense based on employee job function.

          Compensation expense for options granted to non-employees amounted to $740,200, $951,734, and $1,119,224 for the years ended December 31, 2006, 2005, and 2004, respectively.

Results of Operations

          The following is a summary of our operating results for the three years ended December 31:

	2006	2005	2004

Revenue

Cattle parentage and identification genotyping service revenue	$882,787	$876,389	$705,916

Canine parentage and identification genotyping service revenue	1,401,554	1,265,403	1,229,711

Cattle feedlot genotyping revenue	416,903	—	—

Cattle Tru-Polled® genotyping revenue	293,042	164,268	—

Swine royalty revenue	97,788	—	—

Genomic research project milestone revenue	—	—	3,150,000

Growth differentiation research project milestone revenue	—	—	500,000

License fee revenue	210,004	210,004	119,169

Other genomic service revenue	53,506	—	—

Total Revenue	$3,355,585	$2,516,064	$5,704,796

Cost of revenue	(2,177,672)	(1,552,312)	(5,306,663)

Research and development expense	(2,599,724)	(4,311,880)	(4,364,421)

General and administrative expense	(8,314,841)	(10,041,448)	(10,698,706)

Depreciation and amortization expense	(343,003)	(2,432,992)	(12,991,210)

Interest expense and accretion of debt discount	(6,643,336)	(5,384,033)	(18,984,610)

Debt conversion expense	—	(93,696)	(3,281,462)

Debt issue costs	(1,938,189)	(2,119,070)	(2,297,702)

Other income (loss)	(16,038)	(192,457)	36,516

Net loss	$(18,677,218)	$(23,611,824)	$(52,183,462)

          Comparison of the Years Ended December 31, 2006 and 2005

          Revenue. Our revenue for the year ended December 31, 2006 was $3,355,585, which was an increase of $839,521, or 33.4%, from the $2,516,064 during the same period of 2005, primarily due to a steady increase in the cattle and canine parentage identification genotyping service revenue of $142,549, as well as new genotyping revenue of $416,903 from the Cargill feedlot program. The Tru-Polled product was formally commercialized in 2006 and had an increase of $128,774. We also earned royalty revenue from Monsanto during 2006, as they introduced new swine product lines which utilize our technology.

          We expect revenue from the livestock genomics business to increase during the next two years as a result of the commercialization of the technologies currently under collaborative research projects. However, there is no guarantee such increase will ever take place and investors are cautioned against placing undue certainty on our projections.

          Cost of Revenues. Cost of revenues for the year ended December 31, 2006 were $2,177,672, a $625,360, or 40.3% increase from the $1,552,312 for 2005. Gross profit as a percentage of revenues decreased from 38.3% in 2005 to 35.1% in 2006 due to the lower sample volumes associated with newly commercialized products. We expect the gross margin will increase in the future as sample volumes increase and production efficiencies are achieved.

          Research and Development. Research and development costs were $2,599,724 for the year ended December 31, 2006 compared to $4,311,880 for 2005. This $1,712,156, or 39.7%, decrease was primarily due to lower employee related costs of $674,172 as a result of our closure of the Canadian facility in the third quarter of 2005, as well as a $970,667 decrease in employee related costs resulting from the reduction in our Beltsville research team.

          General and Administrative. General and administrative costs were $8,314,841 for the year ended December 31, 2006 compared to $10,041,448 for 2005. This $1,726,607, or 17.2%, decrease was primarily due to a decrease in employee related costs. The decrease in employee related costs includes a $538,000 reduction in stock compensation expense and a $1,076,000 reduction in salary, bonus, taxes, and benefit expenses due to changes in staffing.

          Depreciation and Amortization. Depreciation and amortization decreased $2,089,989, or 85.9%, to $343,003 for the year ended December 31, 2006 from $2,432,992 for 2005 primarily due to the completion of the intangible asset amortization in February 2005. The intangible assets were related to the intellectual property associated with the Celera genomics acquisition in February 2002. The amortization expense relating to this intangible asset was approximately $1.0 million per month.

          Interest Expense. Interest expense and accretion of debt discount increased $1,259,303 to $6,643,336 for the year ended December 31, 2006 from $5,384,033 for 2005. This 23.4% increase was primarily due to the increase in the amount of promissory notes outstanding. The Company generated net proceeds from 10% note issuances of $9.2 million in 2006. Additionally, interest expense increased due to the additional 12.5% notes which were issued to satisfy accrued interest payable.

          Debt Conversion Expense. There was no debt conversion expense in 2006 as no debt was converted to equity during the year. In 2005, holders of our 8% Secured Convertible Promissory Notes and our 10.9% Secured Convertible Promissory Notes converted $143,992 of principal and interest into 16,882 shares of our Series G Convertible Preferred Stock and warrants to purchase 21,368 shares of our common stock. The 2005 expense represents the fair value of the securities and warrants issued in excess of the fair value of securities issuable pursuant to the original conversion terms of those notes.

          Debt Issue Costs. Debt issue costs decreased $180,881, or 8.5%, to $1,938,189 for the year ended December 31, 2006 from $2,119,070 for the same period of 2005. This decrease is due to commissions on and the calculated value of warrants issued with short-term loans in 2005. Debt issue costs associated with long-term notes issued in 2006 were deferred and will be amortized over the 3 year life of the notes.

          Other Expense. Other expense was $16,038 for the year ended December 31, 2006 as compared to $192,457 for 2005. This change was primarily due to the loss recorded on the disposal of assets from MetaMorphix Canada, Inc. in 2005.

          Net Loss. Net loss decreased $4,934,606, or 20.9%, for the year ended December 31, 2006 from the year ended December 31, 2005, due to a combination of the factors described above.

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

          The 10.0% Secured Convertible Promissory Notes and the shares of Series G Convertible Preferred Stock issued in 2005 and 2006 did not contain embedded beneficial conversion features.

Liquidity and Capital Resources

          Since inception, we have financed cash flow requirements through the issuance of common and preferred stock for cash and services and the issuance of long- and short-term notes. Often, we issue warrants together with such securities. We are currently experiencing substantial cash flow difficulties and we anticipate that we will continue to experience cash flow difficulties for an indefinite period. As a result, we have no plans to make any material capital expenditures. At December 31, 2006 and 2005, we had a working capital deficit of $25,896,882 and $24,767,525, respectively, which deficit has since increased. At December 31, 2006, we had $277,680 of cash and cash equivalents on hand. With this level of cash, we are unable to satisfy our current and expected cash requirements, including vendor charges, fixed operating costs, and payroll related obligations for 2007.

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

Discussion of Cash Flows

          The following table summarizes our primary sources and uses of cash for the years ended December 31:

	2006	2005	2004

Net cash provided by (used in):

Operating activities	$(9,911,066)	$(5,280,884)	$(12,404,945)

Investing activities	(21,132)	(49,050)	(276,039)

Financing activities	8,827,653	6,225,395	13,122,750

Effect of exchange rate differences on cash and cash equivalents	—	(21,209)	(17,025)

Net (decrease) increase in cash and cash equivalents	$(1,104,545)	$874,252	$424,741

Operating Activities. Net cash used in operating activities was $9.9 million in 2006 compared to $5.3 million in 2005. This increase was primarily due to a $7.8 million decrease in the change in accounts payable and accrued expenses and accrued compensation, a $2.1 million decrease in depreciation, and a $1.1 million decrease in share-based payment expense. These items were partially offset by a $4.9 million decrease in net loss and a $1.4 million increase in accrued interest. In 2006, we used cash available to pay down accounts payable, accrued expenses, and accrued compensation by $2.6 million, as compared to 2005, when the liabilities increased.

Net cash used in operating activities was $5.3 million in 2005 compared to $12.4 million in 2004. This increase was primarily due to a $28.6 million decrease in net loss and a $5.3 million increase in accounts payable and accrued expenses, partially offset by a $10.5 million decrease in depreciation and amortization, and a $14.4 million decrease in share-based payment expense.

Investing Activities. Net cash used in investing activities was $21,132 in 2006, $49,050 in 2005, and $276,039 in 2004. The changes in net cash used in investing activities primarily relate to the timing and level of our purchases of property and equipment.

Financing Activities. Net cash provided by financing activities totaled $8.8 million in 2006 compared to $6.2 million in 2005. This increase was primarily due to higher proceeds from debt offerings, and lower debt issue costs, offset by higher principal payments on notes and lower proceeds from stock issuances

Net cash provided by financing activities totaled $6.2 million in 2005 compared to $13.1 million in 2004. This decrease was primarily due to lower proceeds from stock offerings of $10.7 million, partially offset by a decrease in note repayments of $3.1 million and lower debt issue costs of $1.0 million.

Penalty Warrants

          During the year ended December 31, 2004, we issued penalty warrants to purchase 3,325,000 shares of common stock with an initial exercise price of $6.00. Penalty warrants were granted because the Series C, D, and E Bridge Loans were not repaid in full by the due date. These warrants had a calculated value of $2,262,531 which was recorded as interest expense in 2004. The exercise price of the penalty warrants was adjusted to $4.00 in 2004 due to the triggering of a contingently adjustable exercise price clause in the warrant document. The calculated value of this adjustment was $1,777,950, which was recorded as interest expense in 2004.

          In the year ended December 31, 2004, we issued penalty warrants to purchase 296,000 shares of common stock with an initial exercise price of $4.00 and $6.00. The penalty warrants had a calculated value of $264,193 which was recorded as interest expense in 2004. The exercise price of the $6.00 warrants was subsequently adjusted down to $4.00 due to a contingently adjustable exercise price clause in the warrant document. The calculated value of the exercise price adjustment was $88,764, which was recorded as interest expense in 2003. In 2005, we issued penalty warrants to purchase 40,000 shares of common stock with an exercise price of $4.00. The penalty warrants had a calculated value of $18,032 which was recorded as interest expense in 2005. These penalty warrants were issued due to the past-due balances on the loans and expire in 2014.

          We issued penalty warrants, each with an exercise price of $8.00 per share, to purchase 1,614,582 shares of common stock as of December 31, 2004. These warrants expire in 2014, were valued at $655,443 and were expensed as interest expense in 2004. In 2005, we issued additional penalty warrants, each with an exercise price of $8.00 per share, to purchase 1,461,346 shares of common stock. These warrants were valued at $205,692 and were expensed as interest expense in 2005. Based on the warrant exchange discussed in Note 14 to the consolidated financial statements, the warrant exchange completed by us in 2005 served to amend the terms of the original note agreement. The amendment was to eliminate the obligation to issue penalty warrants into the future.

          We have issued warrants to purchase common stock to note holders at times when we were unable to repay the notes at their contractual maturity, and when certain corporate goals have not been met (e.g., completing an initial public offering of our stock within a certain timeframe). While issuing warrants does not require a cash commitment, it has resulted in dilution to our stockholders. There were no penalty warrants issued during the year ended December 31, 2006.

          We have issued warrants to purchase our common stock as an incentive to invest in our debt instruments and as payment to financial advisors.

Income Taxes

          We have filed the required federal and state tax returns for the calendar years 2003, 2004 and 2005. These tax returns were filed late as a result of unavailable financing that caused a delay in us obtaining the necessary audits and tax compliance work to file such returns. Given the level of losses incurred for those periods, no taxes or interest will be due. We may incur late filing penalties which management expects to be minimal.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

          Our consolidated financial statements, including the notes thereto, together with the report of Deloitte & Touche LLP, independent registered public accounting firm, thereon are presented as a separate section of this Form 10-KSB, beginning on Page F-1, which follows page 63:

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          We have had no disagreements with our independent registered public accounting firm, nor any change in our independent registered public accounting firm during the last three years.

ITEM 8A. CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, our disclosure controls and procedures were effective.

          During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

          None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The following table sets forth information as of February 28, 2007 with respect to our directors and executive officers. Our Bylaws provide that our board of directors shall consist of at least one director, with the number of directors being determined by resolution of our board of directors or by stockholders at an annual or special meeting of the stockholders. We currently have eight directors, each serving for a one-year term or until his or her successor is duly elected and qualified. In accordance with our Bylaws, executive officers are elected annually by our board of directors to serve for one-year terms or until their respective successors are duly elected and qualified.

Name of Individual	Age	Position with Our Company

Edwin C. Quattlebaum, Ph.D. (4) (9) (12)	56	Chief Executive Officer, President and Co-Chairman of the Board of Directors

Thomas P. Russo	57	Executive Vice President, Treasurer and Chief Financial Officer

Dennis Fantin, Ph.D., M.B.A.	52	Executive Vice President, Chief of Operations

Roni Sue K. DeNise, Ph.D	51	Vice President, Genomic Research and Development

Victoria Geis	51	Vice President, Human Resources

Linda Yaswen-Corkery, Ph.D	46	Chief Compliance Officer & Vice President, Strategic Planning

Clifton Baile, Ph.D. (1)	67	Director

John R. Block (2) (8)	72	Director

Victor M. Casini, Esquire (3) (10)	44	Director

Peter Drake, Ph.D. (4)	53	Director

Peter A. Meyer (1) (5) (12)	62	Director and Co-Chairman of the Board of Directors

Howard L. Minigh (3) (5) (7)	58	Director

Edward T. Shonsey (2) (6) (11)	61	Director

(1)	Executive Committee member

(2)	Compensation Committee member

(3)	Nominating Committee member

(4)	Finance Committee member

(5)	Audit Committee member

(6)	Audit Committee Chair

(7)	Finance Committee Chair

(8)	Nominating Committee Chair

(9)	Executive Committee Chair

(10)	Compensation Committee Chair

(11) Mr. Shonsey is our “audit committee financial expert” as defined in the regulations of the Securities and Exchange Commission.

(12) As Co-Chairmen of the Board, Messrs. Quattlebaum and Meyer may participate in any Board Committee proceeding.

The business experience of each of our directors and executive officers is set forth below.

          Edwin C. Quattlebaum, Ph.D. joined us in January 1998 as Executive Vice President-Agriculture. In February 1998, he became the President and in October 1998, he became a director and our Chief Executive Officer. From May 2000 until December 2004, Dr. Quattlebaum served as the Chairman of the Board. Since January 2005, he has served as Co-Chairman of the Board. Dr. Quattlebaum has over 25 years of agricultural industry experience, much of it within the biotechnology sector. Prior executive experience includes positions with biosys, Inc. (President and Chief Executive Officer), at the time the second largest producer of biological pesticides in the United States, subsequently acquired by Thermo Trilogy Corp.; Rhone-Poulenc S.A. (Global Business Manager of Foliar Insecticide Business); and Union Carbide Agricultural Products Company (Global Director of Development). He received a B.A. in Biology from Catawba College, Salisbury, N.C. and M.S. and Ph.D. degrees in Entomology, with a specialization in Insect Pathology, from Clemson University. Dr. Quattlebaum serves as a director of InsectiGen; an Athens, Georgia based agricultural biotechnology company developing crop protection products. Dr. Quattlebaum serves on the Biotechnology Industry Organization Food and Agricultural Governing Board, the Maryland Governor’s Workforce Investment Board, Bioscience Steering Committee, and the South Carolina BIO Advisory Board.

          Thomas P. Russo, M.B.A. has served as our Executive Vice President, Treasurer and Chief Financial Officer since June 2004. Mr. Russo has over 26 years of financial executive experience. From February 2004 until joining us, Mr. Russo was Chief Financial Officer of Chesapeake PERL, or C-PERL, a biotech company. From March 2003 to January 2004 he was the Chief Financial Officer for Stem Cell Preservation Technologies. From January 2002 to March 2003, Mr. Russo was with AAI where he sourced funding for biotech and other emerging growth companies. From November 2000 to January 2002, Mr. Russo served as the Chief Financial Officer for EntreMed, Inc. From 1995 to 2000, he was a Principal with Ernst & Young where he served as the Director, Infrastructure and Project Finance, for E&Y’s Capital Market Group, assisting CEOs and CFOs in securing capital. Concurrent with his tenure at E&Y, Mr. Russo was the Chief Financial Officer of Global Plasma Systems, Inc. (now Solena Group), which has technology for alternative waste treatment. Prior to E&Y, Mr. Russo was with Bechtel Enterprises raising capital for infrastructure projects. Prior thereto, Mr. Russo spent 17 years with the World Bank and its private sector affiliate, The International Finance Corporation, providing debt and equity funding for projects worldwide. Mr. Russo holds a B.A. from Georgetown University and an M.B.A. from George Washington University. Currently, he sits on the steering committees for both the Maryland Tech Council Financial Executive Forum and the Washington/Baltimore chapter of the Association of Biotech Financial Officers, or ABFO.

          Dennis Fantin, Ph.D., M.B.A. has served as our Executive Vice President, Chief of Operations for MMI Genomics since November 2005, and previously was our Vice President of Business development since 2004. From 2002 to 2004, Dr. Fantin served as our Director of Operations. He manages all aspects of our production genotyping and diagnostic efforts. Prior to joining MMI, he was Director of Business Development and World-Wide Sales and Marketing for the Celera AgGen business group of the Applera Corporation from October 1998 to March 2002. Dr. Fantin has more than 18 years of experience in the biotechnology industry, much of it within the agricultural sector. From 1984-1998 Dr. Fantin held various managerial positions of increasing responsibility within Applied Biosystems, a leader in the development and marketing of automated, state-of-the-art systems for life science research.

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

          Roni Sue K. DeNise, Ph.D. has served as our Vice President of Genomic Research and Development since 2004. She joined us as Director of Research and Development in 2002 after serving 18 years on the faculty at the University of Arizona. Dr. DeNise was a Professor in the Department of Animal Sciences and Interdisciplinary Program on Genetics where her research focused on understanding the genetic basis of quantitative traits using molecular markers, primarily in dairy and beef cattle. In addition to her faculty responsibilities, Dr. DeNise has held numerous service positions with organizations such as the National Genetic Resources Advisory Council and the American Genome Technical Committee. She served as Chair on the National Animal Genome Project. Additionally, Dr. DeNise was appointed to the National Genetic Resources Advisory Council by the Secretary of Agriculture, and served on the Board of Directors for the American Society of Animal Science. Dr. DeNise holds a Ph.D. in Animal Science from Colorado State University.

          Victoria Geis has served as our Vice President, Human Resources since she joined us in 2004. From 2001 until joining us, Ms. Geis was Director of the Human Capital Advisory Services practice for CBIZ Accounting, Tax & Advisory Services Mid-Atlantic region. From 2000 to 2001, she served as a National Accounts and Business Development Consultant with the human capital management firm Knowledge Workers, Inc.; and from 1997 to 1999, she was a Human Resources Executive with Weinberg Associates, an international scientific consulting firm. She was the Director of Human Resources for biosys, Inc. from 1995 to 1997 where she created a best practices human resources program. Ms. Geis spent several years in the retained executive recruitment field conducting searches in the life sciences, agribusiness, high tech and communications industries. Ms. Geis is a cum laude graduate of Mary Washington College. Since 2004, Ms. Geis has served as the Co-Chair of MDBio HR.

          Linda Yaswen-Corkery, Ph.D. has served as Chief Compliance Officer since 2004. In this role she is responsible for developing and managing our compliance program to insure that it is satisfying its fiduciary responsibilities related to the required regulatory obligations. Dr. Yaswen-Corkery joined us in 1997, directing our lead research program on Myostatin. She was promoted to Director of Business Development in 1999 and to Vice President Business Development in 2001 to manage all aspects of worldwide business development efforts. Prior to joining us, Dr. Yaswen-Corkery was a Senior Staff Fellow at the NIH National Institute of Mental Health, Molecular Genetics Section. From 1993 to 1994, she conducted postdoctoral studies at the NIH on Transforming Growth Factor-beta-1. Dr. Yaswen-Corkery received a B.S. in biology from the State University of New York at Stony Brook and a Ph.D. in molecular immunology and pathology from the University of Florida, Department of Medicine.

          Clifton Baile, Ph.D. has served as a director since November 1998. Dr. Baile has served as an Eminent Scholar in Agricultural Biology at the University of Georgia since 1995. Dr. Baile has served on the faculties of Harvard University and the University of Pennsylvania. In 2003 Dr. Baile founded InsectiGen and is currently chairman and CEO of this agricultural biotechnology company that develops crop protection products.

          John R. Block has served as a director since July 2000. Mr. Block served as Secretary of Agriculture under President Reagan from 1981 to 1986. Prior to that, he was Secretary of Agriculture for the State of Illinois. Mr. Block served as President of Food Distributors International from 1986 through January 2003 (then known as the National-American Wholesaler Grocers’ Association), a trade association representing food distributors that supply independent grocers and food service operations in the U.S., Canada and abroad. When the association became the Food Marketing Institute in 2003, Mr. Block became Executive Vice President and President of its Wholesale division until 2005. Currently, Mr. Block is a Senior Policy Advisor in the firm of Olsson, Frank and Weeda, P.C. where he specializes in agriculture, food and drug, and health care. Mr. Block serves on the boards of Blast Energy Services, Digital Angel Corporation, and Hormel Foods Corp., as well as nonprofit organizations.

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

          Peter Drake, Ph.D. has served as a director since October 2005. Dr. Drake has served as the Managing General Partner of Mayflower Partners, a healthcare investment fund since June 2002, and Vice President of Vector Securities International, Inc. since January 1997. Prior roles include serving as Managing Director in the Equity Research Department of Prudential Securities, co-founder of Vector Fund Management and Deerfield Management and a partner and biotechnology analyst with Kidder, Peabody. Mr. Drakes serves on the board of Cortex Pharmaceuticals.

          Peter A. Meyer has served as a director since November 1998 and became our Co-Chairman of the Board in January 2005. Mr. Meyer is the President of PMI Consultants, a firm he founded in 1982 to develop ventures, acquisition and divestiture opportunities, and investment strategies for companies involved in the domestic and international food, feed and fermentation industries.

          Howard L. Minigh, Ph.D. has served as a director since April 2004. Dr. Minigh has been a partner in Trishul Capital Group, a private equity firm, since August 2003. From September 2000 through June 2003, he was employed by DuPont, where he served as Group Vice President of Agriculture and Nutrition.

          Edward T. Shonsey has served as a director since December 2006. Since 2003, Mr. Shonsey has been with Diversa Corporation, a publicly traded biotechnology company where he is currently CEO and was previously CFO, implementing their Sarbanes-Oxley compliance program. From 1996 through 2003, Mr. Shonsey was President and CEO of Syngenta Seeds/Northrup King (formerly Sandoz Seeds and Novartis Seeds). In prior roles, he held senior executive roles with Global Trading Resources; was Senior Vice President, CFO, Senior Vice President, International Operations, Administration and Human Resources and Business Development for Pioneer Hi-Bred International (now subsidiary of DuPont Corporation); and began his career with Proctor & Gamble as an Operations Manager. Mr. Shonsey holds a BSEE from Marquette University, an MBA from Creighton University, and conducted post graduate work in Finance at Stanford and Biotechnology at The University of Washington.

Section 16(a) Beneficial Ownership Reporting Compliance

          After a review of the forms submitted during 2006, the following forms were not filed in a timely manner:

Form 3s	Dennis Fantin
Peter Drake
Edward Shonsey
Sue DeNise
Victoria Geis
Linda Yaswen-Corkery

Form 4s	Ed Quattlebaum (1 transaction was not reported timely)
Tom Russo (1 transaction was not reported timely)
Clifton Baile (1 transaction was not reported timely)
John Block (1 transaction was not reported timely)
Victor Casini (2 transactions were not reported timely)
Peter Meyer (2 transactions were not reported timely)
Howard Minigh (1 transaction was not reported timely)

          We are working with legal counsel to ensure that these forms will be filed in April, 2007.

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

Audit Committee

          The audit committee of our board of directors reviews and monitors our corporate financial statements and reporting and our external audits, including, among other things, our internal controls and audit functions, the results and scope of the annual audit and other services provided by our independent registered public accounting firm and our compliance with legal matters that have a significant impact on our financial statements. Our audit committee also consults with our management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of our financial affairs. Our audit committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting and auditing matters. In addition, our audit committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors, including approving services and fee arrangements. All related party transactions will be approved by our audit committee before we enter into them. The current members of our audit committee are Peter Meyer, Howard Minigh, and Edward Shonsey. Mr. Shonsey serves as the chairman of the audit committee.

          In addition to qualifying as independent, each member of our audit committee has an understanding of fundamental financial statements.

          Our audit committee includes at least one member who has been determined by our board of directors to meet the qualifications of an audit committee financial expert in accordance with SEC rules. Mr. Shonsey is the independent director who has been determined to be an audit committee financial expert.

Compensation Committee Interlocks and Insider Participation

          Our Compensation Committee is comprised of three members, John R. Block, Victor Casini, and Edward Shonsey. Mr. Casini is the Chairman of the Compensation Committee. No member of our Compensation Committee has at any time been an officer or employee of ours, or our subsidiary. No interlocking relationship exists between our board of directors or compensation committee and the board of directors or Compensation Committee of any other company.

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

ITEM 10. EXECUTIVE COMPENSATION

          The following summary compensation table sets forth, for the last fiscal year, the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to our two other most highly compensated executive officers at December 31, 2006 whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2006 (collectively, the “named executive officers”):

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Edwin C. Quattlebaum Co-Chairman, President and Chief Executive Officer (1)	2006	$427,446	$408,585	$—	$35,501	$871,532

Thomas P. Russo Executive Vice President, Treasurer and Chief Financial Officer(2)	2006	$275,980	$166,386	$—	$3,870	$446,236

Dennis Fantin Executive Vice President, Chief of Operations (3)	2006	$242,664	$421,890	$—	$1,167	$665,721

(1)

Dr. Quattlebaum’s option awards represent the fair value of options granted to purchase 343,791 shares of common stock. His other compensation includes group-term life insurance premiums of $3,870, executive life insurance premiums of $14,824, and an auto allowance of $16,807.

(2)	Mr. Russo’s option awards represent the fair value of options granted to purchase 140,000 shares of common stock. His other compensation consists of group-term life insurance premiums of $3,870.

(3)	Dr. Fantin’s option awards represent the fair value of options granted to purchase 355,000 shares of common stock. His other compensation consists of group-term life insurance premiums of $1,167.

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

          The Employment Agreement provided for the issuance of incentive stock options to purchase up to 233,100 shares of Common Stock pursuant to our 1996 Employees Incentive Stock Option Plan with 166,500 shares granted outright with the remainder conditional upon meeting milestones. As a result of successive re-examinations of Dr. Quattlebaum’s compensation by the Board of Directors, additional awards of options were made in 1998, 1999, 2000, 2001, 2002, 2004, 2005, and 2006, bringing the total to 3,023,123. The options vest over a period of four years from their respective grant dates. On August 3, 2001, the Board of Directors granted Dr. Quattlebaum 247,112 shares of non-qualified stock options vesting over a period of four years.

          The Employment Agreement provides that Dr. Quattlebaum may be terminated at any time, with or without cause. In the event of the involuntary termination of Dr. Quattlebaum’s employment other than for “cause” (as defined in the agreement) we are obligated currently to pay severance equal to his annual base salary for three months. Severance is also due upon our sale or merger of us unless the successor entity assumes our obligations under the Employment Agreement. This agreement has no expiration date.

          We have entered into an employment agreement with Mr. Russo providing for a base annual salary in the amount of $250,000, subject to future increases. The agreement contains severance provisions entitling the executive to receive the equivalent of the executive’s annual base salary for one year in the event of involuntary termination, other than for “cause” (as defined in the employment agreements). This agreement has no expiration date.

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

          As of December 31, 2006, options to purchase an aggregate of 7,312,155 shares were outstanding under the Employees Plan.

          In November 2006, our 1996 Employees Incentive Stock Option Plan expired.

          Non-Qualified Plan

          In December 1995, our Board of Directors adopted the Amended and Restated 1995 Non-Qualified Officer, Director, Employee, and Consultant Stock Option Plan, or the Non-Qualified Plan, pursuant to which 3,050,000 shares of Common Stock are reserved for issuance upon exercise of stock options or stock appreciation rights. Options granted under the Non-Qualified Plan are not incentive stock options. The purpose of the Non-Qualified Plan is to provide additional incentive to officers, directors, employees and consultants by facilitating their purchase of Common Stock. The Non-Qualified Plan provides for a term of 10 years from the date of its adoption or amendment by the Board of Directors, after which no awards may be made, unless the Non-Qualified Plan is earlier terminated by the Board of Directors. The Non-Qualified Plan was amended by the Board of Directors in April 1996, December 2000, May 2001, and July 2004. The Non-Qualified Plan shall terminate in July 2014.

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

          During 2006, we reallocated 472,906 shares reserved for the Employees Plan to the Non-Qualified Plan, raising the total amount reserved for issuance to 3,522,906. Since its inception through December 31, 2006, options to purchase 194,333 shares have been exercised.

          As of December 31, 2006, options to purchase an aggregate of 3,238,575 shares were outstanding under the Non-Qualified Plan.

401(k) Plan

          Effective January 1, 1998, we adopted a defined contribution 401(k) savings plan covering all of our eligible, full-time employees. Participants may elect to defer a percentage of their annual pre-tax compensation to the 401(k) plan, subject to defined limitations. Beginning in 2007, we have included a Safe Harbor Plan in its 401(k) plan, whereby we will contribute 3% of each active employee’s gross salary per pay period to the plan for inclusion in each employees retirement account. This contribution will be immediately vested.

Outstanding Equity Awards at Fiscal Year End

          The following table contains information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of the last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Edwin C. Quattlebaum	166,500	—	—	$0.25	1/1/08	$—	$—	—	$—

Edwin C. Quattlebaum	50,000	—	—	$0.25	10/12/08	$—	$—	—	$—

Edwin C. Quattlebaum	150,000	—	—	$0.25	8/19/09	$—	$—	—	$—

Edwin C. Quattlebaum	383,500	—	—	$0.35	2/16/10	$—	$—	—	$—

Edwin C. Quattlebaum	52,888	—	—	$5.00	8/3/11	$—	$—	—	$—

Edwin C. Quattlebaum	200,000	—	—	$10.00	12/4/12	$—	$—	—	$—

Edwin C. Quattlebaum(1)	710,938	264,063	—	$4.00	1/1/14	$—	$—	—	$—

Edwin C. Quattlebaum(1)	81,662	44,782	—	$4.00	5/26/14	$—	$—	—	$—

Edwin C. Quattlebaum(1)	275,521	299,479	—	$4.00	1/1/15	$—	$—	—	$—

Edwin C. Quattlebaum(1)	50,000	293,791	—	$3.35	11/13/16	$—	$—	—	$—

Edwin C. Quattlebaum	247,112	—	—	$5.00	8/2/11	$—	$—	—	$—

Thomas P. Russo(2)	250,781	150,469	—	$4.00	6/1/14	$—	$—	—	$—

Thomas P. Russo(2)	22,500	117,500	—	$3.35	11/13/16	$—	$—	—	$—

Dennis Fantin	70,000	—	—	$4.00	2/28/12	$—	$—	—	$—

Dennis Fantin(3)	6,854	146	—	$4.00	12/31/12	$—	$—	—	$—

Dennis Fantin(3)	46,302	17,198	—	$4.00	12/31/13	$—	$—	—	$—

Dennis Fantin(3)	—	80,000	—	$3.20	1/1/16	$—	$—	—	$—

Dennis Fantin(3)	43,750	231,250	—	$3.35	11/13/16	$—	$—	—	$—

(1) Dr. Quattlebaum’s unexercisable options vest as follows:

264,063 – vest 20,313 per month over the next 13 months,
44,782 – vest 2,634 per month over the next 17 months,
299,479 – vest 11,979 per month over the next 25 months, and
293,791 – 73,448 vest on November 13, 2007, and then 6,121 vest per month thereafter for 36 months.

(2) Mr. Russo’s unexercisable options vest as follows:

150,469 – vest 8,359 per month over the next 18 months, and
44,782 – 29,375 vest on November 13, 2007, and then 2,448 vest per month thereafter for 36 months.

(3) Dr. Fantin’s unexercisable options vest as follows:

146 – vest 146 per month over the next month,
17,198 – vest 1,323 per month over the next 13 months,
80,000 – 20,000 vest on January 1, 2007, and then 1,667 vest per month thereafter for 36 months, and
231,250 – 57,813 vest on November 13, 2007, and then 4,818 vest per month thereafter for 36 months.

Director Compensation

          Our non-employee directors do not receive cash compensation for their service on the Board of Directors. As compensation for their services, directors receive options to purchase 10,000 shares of common stock per year, options to purchase 5,000 shares of common stock per year for each committee on which they serve, and options to purchase 5,000 shares of common stock per year for being the chairman of a committee. New directors are given an initial grant of options to purchase 60,000 shares of common stock. In addition, the Compensation Committee of the Board of Directors is able to grant additional options to Board members for services performed at their discretion. Directors are reimbursed for expenses incurred in attending meetings. Directors are not precluded from serving us in any other capacity and receiving compensation therefor.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Securities Underlying options (#)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Clifton Baile	$0	$0	$17,824	15,000	$—	$—	$—	$17,824

John Block	$0	$0	$29,707	25,000	$—	$—	$—	$29,707

William Buckner (1)	$0	$0	$17,824	15,000	$—	$—	$—	$17,824

Victor Casini	$0	$0	$17,732	15,000	$—	$—	$—	$17,732

Peter Drake	$0	$0	$23,765	20,000	$—	$—	$—	$23,765

Peter Meyer	$0	$0	$188,277	160,000	$—	$—	$—	$188,277

Howard Minigh	$0	$0	$29,707	25,000	$—	$—	$—	$29,707

Edward Shonsey	$0	$0	$71,652	61,251	$—	$—	$—	$71,652

          (1) Mr. Buckner resigned from our Board of Directors on October 12, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The table below sets forth, as of February 28, 2007, certain information with respect to the beneficial ownership of our common stock by:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our directors and named executive officers; and

•	all directors and named executive officers as a group.

Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)	Percentage of Voting Power (4)

Edwin C. Quattlebaum, Ph.D. (5)	2,512,928	10.7%	6.4%
Thomas P. Russo (6)	306,719	1.4%	*
Dennis Fantin(6)	197,344	*	*
Clifton Baile, Ph.D. (7)	284,753	1.3%	*
John R. Block (8)	191,985	*	*
Victor M. Casini (9)	47,554	*	*
Peter F. Drake (10)	67,902	*	*
Peter A. Meyer (11)	883,360	4.1%	2.3%
Howard Minigh (12)	136,137	*	*
Edward Shonsey (6)	5,001	*	*
All executive officers and directors as a group (10 persons)	4,628,681	18.2%	11.2%

Samuel R. Dunlap, Jr. (13)	1,314,770	5.9%	3.4%
Raynemark Investments LLC (14) 3883 N. 57th Street Boulder, CO 80301	1,653,434	7.7%	4.4%
Paul Moore (15) 269 Market Square Lake Forest, IL 60045	1,606,928	7.6%	4.3%
Theodore Swindells (16) 11400 S.E. 8th Street, Suite 420 Bellevue, WA 98004	1,213,026	5.7%	3.3%
Biostar, Inc. (17) Suite 860 Saskatoon Square 410 22nd Street East Saskatoon, SK S7K 5T6	1,359,733	6.5%	3.7%
New Frontiers Capital LLC (18) 1111 S. Willis Ave. Wheeling, IL 60090	8,006,266	27.5%	21.0%
Applera Corporation (19) 301 Merritt 7 Norwalk, CT 06856-5435	2,000,001	8.7%	5.4%
Kevin F. Flynn (20) 120 N. LaSalle Street, Suite 3300 Chicago, IL 60602	2,055,600	9.2%	5.5%

* Less than 1%.

(1)	Unless otherwise indicated, the address for each person or entity is MetaMorphix, Inc. 8000 Virginia Manor Road, Suite 140, Beltsville, Maryland, 20705.

(2)

In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock underlying options, warrants, convertible preferred stock and convertible notes held by that person that are currently exercisable or exercisable within 60 days of February 28, 2007 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(3)	The percentage of shares outstanding of 21,075,141 has been calculated based on the number of shares of our common stock outstanding.

(4)

In computing the voting power held by a person, shares of our common stock underlying options, warrants, convertible preferred stock and convertible notes held by that person that are currently exercisable or exercisable within 60 days of February 28, 2007 are deemed outstanding. Since shares of our convertible preferred stock vote together with our common on an as converted basis, the total voting shares outstanding are 36,956,775.

(5)	Includes 2,507,824 shares underlying stock options and 5,104 shares underlying Series C Convertible Preferred Stock.

(6)	Represents shares underlying stock options only.

(7)	Includes 29,040 actual shares of common stock held, 238,027 shares underlying stock options and 17,686 shares underlying Series C Convertible Preferred Stock.

(8)	Includes 625 actual shares of common stock held and 191,360 shares underlying stock options.

(9)	Includes 37,500 shares underlying stock options, 3,709 shares underlying warrants, and 6,345 shares underlying the conversion of 2,931 shares of Series G Convertible Preferred Stock.

(10)	Includes 2,523 actual shares of common stock held, 40,000 shares underlying stock options and 25,379 shares underlying the conversion of 11,725 shares of Series G Convertible Preferred Stock.

(11)	Includes 243,250 actual shares of common stock held, 399,277 shares underlying stock options and 240,833 shares underlying convertible debt.

(12)

Includes 87,916 shares underlying stock options, 17,842 shares underlying warrants, 25,379 shares underlying the conversion of 11,725 shares of Series G Convertible Preferred Stock, and 5,000 shares underlying convertible debt.

(13)	Includes 780,000 shares underlying stock options and 534,770 shares underlying warrants. Mr. Dunlap is one of our former directors.

(14)	Includes 1,155,094 actual shares of common stock and 498,340 shares underlying convertible debt. Mr. Mark Crossen is a principal of Raynemark Investments LLC.

(15)	Includes 1,517,761 actual shares of common stock and 35,596 shares underlying convertible debt.

(16)	Includes 854,037 actual shares of common stock, 245,000 shares underlying warrants, and 113,989 shares underlying convertible debt.

(17)	Represents actual shares of common stock. Mr. Todd Lahti represents Biostar, Inc. and has voting and dispositive control over shares held.

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

(20)

Includes 905,019 actual shares of common stock held, 233,839 shares underlying warrants, 786,742 shares underlying the conversion of 363,475 shares of Series G Convertible Preferred Stock, and 130,000 shares underlying convertible debt. Represents shares held directly and by family members.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Loans

          In January, March and June, 2006, Peter Meyer, our Co-Chairman, made short-term working capital loans to us in the amounts of $350,000, $400,000 and $200,000, respectively, all at the rate of 10% per annum. The $350,000 note was repaid in full in January 2006. At December 31, 2006, we had $600,000 due on these loans, with $28,329 of accrued and unpaid interest.

          In February and March 2005, Peter Meyer, our Co-Chairman, made short-term working capital loans to us in the aggregate principal amount of $300,000. These loans are evidenced by a note which bears interest at the rate of 12% per annum and is due on the earlier of (i) March 31, 2006 and, (ii) our receipt of a certain milestone payment or proceeds of at least $1,000,000 from any debt or equity financing. At December 31, 2006, we had $300,000 due on these loans, with $66,033 of accrued and unpaid interest.

          In February and March 2005, Clifton Baile and Howard Minigh, members of our board of directors, and Fergus Reid, a former member of our board of directors, made short-term working capital loans to us in the aggregate principal amount of $70,000. These loans are evidenced by notes which bear interest at the rate of 10% per annum and which were due on April 15, 2005. These notes were not repaid on April 15, 2005 and now bear interest at 15% per annum. These notes are due upon our receipt of proceeds of at least $1,000,000 from an equity financing or any milestone payment. At December 31, 2006, we had $70,000 due on these loans, with $19,124 of accrued and unpaid interest.

          During May and June 2003 we received working capital loans from Peter Meyer and Clifton Baile, both members of our board of directors, totaling $560,000, which loans bear interest at 12% per annum. We had outstanding amounts due on these loans of $250,000 at December 31, 2006, and $145,808 of accrued and unpaid interest. We repaid $280,000 plus accrued interest in November 2003 and $30,000 plus accrued interest in February 2004. In connection with these loans, we issued warrants to purchase 224,000 shares of common stock. On April 21, 2005, these warrants were converted into 123,200 shares of common stock. In 2004 and 2005, we issued additional warrants to purchase 296,000 and 40,000 shares of common stock, respectively, to these lenders as a penalty provision and the interest rate was increased to 18% per annum. On April 21, 2005, these penalty warrants were converted into 147,840 shares of common stock.

          During the period of February through March 2002 we received working capital loans from Peter Meyer and John Block, both members of our board of directors, totaling $75,000, which loans bear interest at 20% per annum and are payable on demand. We had outstanding amounts due on these loans of $75,000 at December 31, 2006, and $74,806 of accrued and unpaid interest.

          During the period August 2000 through March 2001, Dr. Quattlebaum, our Co-Chairman and Chief Executive Officer, made working capital loans to us totaling $264,000. At December 31, 2006 and 2005, we had $264,000 due on these loans. These loans are evidenced by notes bearing interest at prime plus 1% and are due on demand.

407(a) Director Independence

          Pursuant to the NASDAQ rules, the Board has determined that the following directors are independent:

Clifton Baile
John Block
Victor Casini
Peter Drake
Howard Minigh
Peter Meyer
Edward Shonsey

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MetaMorphix, Inc.
Beltsville, Maryland

We have audited the accompanying consolidated balance sheets of MetaMorphix, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetaMorphix, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses and negative cash flows from operations, working capital deficiency and significant accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

McLean, Virginia
April 2, 2007

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$277,680	$1,382,225
Accounts receivable	276,852	253,827
Prepaid expenses and other current assets	101,661	131,028

Total current assets	656,193	1,767,080

PROPERTY AND EQUIPMENT—Net	1,724,826	2,076,656
GOODWILL	3,739,870	3,739,870
LEASE SECURITY DEPOSITS	204,494	204,494
DEFERRED DEBT ISSUE COSTS	3,923,570	5,396,050

	9,592,760	11,417,070

TOTAL ASSETS	$10,248,953	$13,184,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,542,233	$9,042,468
Accrued compensation	4,697,961	5,766,847
Accrued dividends	3,272,114	1,877,160
Short-term notes payable	2,254,891	2,489,004
Notes payable to officers and directors	2,184,498	1,584,498
Deferred revenue	1,071,635	1,420,827
Celera purchase obligation	2,525,712	2,026,442
Derivative liability	100,475	43,214
Accrued interest	2,903,556	2,284,145

Total current liabilities	26,553,075	26,534,605

LONG-TERM NOTES PAYABLE, net of discount of $4,162,067 and $5,610,299 at December 31, 2006 and 2005, respectively	32,373,497	19,766,221
CELERA PURCHASE OBLIGATION	3,670,936	3,933,767
ACCRUED INTEREST	2,472,743	1,188,332
OTHER LONG-TERM LIABILITIES	144,772	177,575

Total liabilities	65,215,023	51,600,500

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred stock, $0.001 par value—22,000,000 shares authorized as of December 31, 2006 and 2005; 7,326,715 shares issued and outstanding as of December 31, 2006 and 2005	59,918,772	59,918,772
Common stock, $0.001 par value—75,000,000 shares authorized as of December 31, 2006 and 2005; 21,075,141 and 20,369,719 shares issued and outstanding as of December 31, 2006 and 2005, respectively	21,075	20,370
Additional paid-in capital	79,976,295	77,847,349
Accumulated other comprehensive loss	(78,611)	(76,458)
Accumulated deficit	(194,803,601)	(176,126,383)

Total stockholders’ equity (deficit)	(54,966,070)	(38,416,350)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,248,953	$13,184,150

See notes to consolidated financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	December 31, 2006	December 31, 2005	December 31, 2004

REVENUE	$3,355,585	$2,516,064	$5,704,796

OPERATING COSTS AND EXPENSES:
Cost of revenue	2,177,672	1,552,312	5,306,663
Research and development	2,599,724	4,311,880	4,364,421
General and administrative	8,314,841	10,041,448	10,698,706
Depreciation and amortization	343,003	2,432,992	12,991,210

Total operating costs and expenses	13,435,240	18,338,632	33,361,000
OTHER INCOME (EXPENSE):
Interest expense and accretion of debt discount	(6,643,336)	(5,384,033)	(18,984,610)
Debt issue costs	(1,938,189)	(2,119,070)	(2,297,702)
Debt conversion expense	—	(93,696)	(3,281,462)

Other (expense) income	(16,038)	(192,457)	36,516

NET LOSS	(18,677,218)	(23,611,824)	(52,183,462)

Preferred stock dividends and accretion of beneficial conversion features	(1,394,954)	(1,386,939)	(1,604,352)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(20,072,172)	$(24,998,763)	$(53,787,814)

Net loss per common share:
Basic and diluted	$(0.96)	$(1.48)	$(12.83)

Weighted average number of shares outstanding:
Basic and diluted	20,808,534	16,925,770	4,192,412

See notes to consolidated financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 31, 2006	December 31, 2005	December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,677,218)	$(23,611,824)	$(52,183,462)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	470,056	2,591,092	13,131,841
Accretion of debt discount	2,140,388	1,838,401	1,801,071
Amortization of deferred debt issue costs	1,938,219	1,678,825	1,576,856
Share-based payment expense	2,722,030	3,805,124	18,215,132
Induced conversion expense	—	93,696	3,281,462
Fair value change in embedded derivative	26,337	—	—
(Gain) loss on disposal of fixed assets	647	197,023	4,990
Changes in assets and liabilities:
Accounts receivable	(23,026)	(10,969)	(132,222)
Prepaid expenses and other current assets	29,326	(27,906)	29,844
Lease security deposits	—	2,770	(79,652)
Accounts payable and accrued expenses	(1,508,119)	3,970,914	(1,326,929)
Accrued compensation	(1,068,886)	1,267,896	1,262,089
Deferred purchase obligation	236,439	251,133	(1,400,000)
Deferred revenue	(349,192)	(60,004)	980,831
Accrued interest	4,184,688	2,764,091	2,388,579
Other, net	(32,755)	(31,146)	44,625

Net cash flows used in operating activities	(9,911,066)	(5,280,884)	(12,404,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,132)	(72,913)	(281,039)
Proceeds from sale of property and equipment	—	23,863	5,000

Net cash flows used in investing activities	(21,132)	(49,050)	(276,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuances	9,828,177	6,329,208	6,607,789
Payments of debt issue costs	(444,524)	(548,903)	(1,500,406)
Principal payments on notes	(596,500)	(119,528)	(3,205,027)
Principal payments under capital lease obligations	—	—	(10,503)
Proceeds from stock issuances	40,500	564,618	11,230,897

Net cash flows provided by financing activities	8,827,653	6,225,395	13,122,750

Effects of exchange rate differences on cash and cash equivalents	—	(21,209)	(17,025)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,104,545)	874,252	424,741
CASH AND CASH EQUIVALENTS—Beginning of year	1,382,225	507,973	83,232

CASH AND CASH EQUIVALENTS—End of year	$277,680	$1,382,225	$507,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$84,392	$108,509	$263,213

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted into equity	$—	$153,892	$3,762,693
Acquisition of fixed assets under capital lease	—	—	152,194
Conversion of notes and accrued interest into new notes	2,280,867	2,293,153	2,933,489
Additions of property included in accounts payable	97,741	607,212	—

See notes to consolidated financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	2006		2005		2004

	Shares	Amount	Shares	Amount	Shares	Amount

Convertible Preferred Stock, Series A
Balance, beginning and end of year	1,001,000	$5,850,001	1,001,000	$5,850,001	1,001,000	$5,850,001

Convertible Preferred Stock, Series B
Balance, beginning and end of year	200,000	500,000	200,000	500,000	200,000	500,000

Convertible Preferred Stock, Series C
Balance, beginning and end of year	714,661	1,753,503	714,661	1,753,503	714,661	1,753,503

Convertible Preferred Stock, Series D
Balance, beginning and end of year	26,667	360,017	26,667	360,017	26,667	360,017

Convertible Preferred Stock, Series E
Balance, beginning and end of year	2,000,000	35,000,000	2,000,000	35,000,000	2,000,000	35,000,000

Convertible Preferred Stock, Series F
Balance, beginning of year	1,834,440	7,710,078	1,834,440	7,699,890	—	—

Issuance of Series F offering	—	—	—	—	352,156	1,472,367
Issuance of Series F shares upon debt
conversion transaction	—	—	—	—	1,482,284	6,227,523

Other	—	—	—	10,188	—	—

Balance, end of year	1,834,440	7,710,078	1,834,440	7,710,078	1,834,440	7,699,890
Convertible Preferred Stock, Series G
Balance, beginning of year	1,549,947	8,745,173	1,461,547	8,106,276	—	—

Issuance of Series G shares upon debt conversion transaction	—	—	16,882	143,699	—	—
Issuance of Series G shares	—	—	71,518	495,198	1,461,547	8,106,276

Balance, end of year	1,549,947	8,745,173	1,549,947	8,745,173	1,461,547	8,106,276

Total Convertible Preferred Stock	7,326,715	59,918,772	7,326,715	59,918,772	7,238,315	59,269,687

Common Stock

Balance, beginning of year	20,369,719	20,370	9,488,878	9,489	4,454,770	4,455

Exercise of stock options and warrants	134,604	134	18,678	19	12,516	13

Cancellation of common shares in connection with issuance of Series F Preferred shares upon debt conversion	—	—	—	—	(392,694)	(393)

Issuance of common stock to satisfy accrued expenses	—	—	100,000	100

Conversion of warrants to common stock	570,818	571	10,762,163	10,762	5,414,286	5,414

Balance, end of year	21,075,141	$21,075	20,369,719	$20,370	9,488,878	$9,489

(Continued)

See notes to consolidated financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT), CONTINUED

	2006	2005	2004

Additional Paid-In Capital
Balance, beginning of year	$77,847,349	$74,365,319	$46,465,366
Exercise of stock options and warrants	120,035	37,925	11,316
Issuance of common stock to satisfy accrued expenses	—	264,900	—
Debt conversion	—	93,696	2,463,759
Forgiveness of bonus by officer	—	195,976	—
Cancellation of common shares in connection with issuance of Series F Preferred shares upon debt conversion	—	—	(2,742,826)
Conversion of warrants to common stock	(571)	(10,762)	(5,414)
Preferred stock beneficial conversion feature	—	—	1,114,130
Preferred stock dividends and accretion of beneficial conversion feature	(1,394,954)	(1,386,939)	(1,604,352)
Issuance of stock warrants	682,406	899,869	25,303,025
Share-based payment expense	2,722,030	3,387,365	3,360,315

Balance, end of year	79,976,295	77,847,349	74,365,319

Accumulated Other Comprehensive Loss
Balance, beginning of year	(76,458)	(32,228)	(3,662)
Foreign currency translation adjustment †	(2,153)	(44,230)	(28,566)

Balance, end of year	(78,611)	(76,458)	(32,228)

Accumulated Deficit
Balance, beginning of year	(176,126,383)	(152,514,559)	(100,331,097)
Net loss †	(18,677,218)	(23,611,824)	(52,183,462)

Balance, end of year	(194,803,601)	(176,126,383)	(152,514,559)

Total Shareholders’ Equity (Deficit)	$(54,966,070)	$(38,416,350)	$(18,902,292)

†	Combined, these amounts represent total comprehensive loss of $18,679,371, $23,656,054 and $52,212,028 for the years ended December 31, 2006, 2005, and 2004, respectively.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

1.	NATURE OF THE BUSINESS AND GOING CONCERN-MANAGEMENT’S PLANS

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

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of December 31, 2006, the Company had a working capital deficiency of $25,896,882 and an accumulated deficit of $194,803,601. The Company intends and is currently working to finance its operations primarily through future debt and equity financings and future revenues.

Management has been pursuing the applicable steps to undertake the initial public offering, or IPO, process. This process is currently proceeding, although no completion date can be estimated at this time. If we are unable to generate positive operating cash flow prior to an IPO, we anticipate that the proceeds from the IPO will be sufficient to become cash flow positive from operations. However, we may be unable to successfully complete the IPO process.

In addition, Management is pursuing additional financings through the issuance of a new private placement of convertible promissory notes. While we anticipate that the proceeds from additional financings will be sufficient to fund our operations until we can generate positive cash flow from operations, they may be insufficient.

Although the Company recognizes the need to raise funds in the near future, we may be unsuccessful in consummating any such transaction, or, if we did consummate such a transaction, that the terms and conditions of such financing will be favorable to the Company. The Company believes that its current assets will not be sufficient to fund operations in 2007. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

When the Company has performance obligations under an arrangement, revenue recognition is deferred until the obligations are fulfilled. Where the Company’s level-of-effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment by management. This judgment includes cost based estimates to establish level-of-effort progress. Research and development revenues and other revenues from milestone payments are deferred until achievement of the related milestone; provided the Company has no continuing performance obligations and the milestone payment is reasonable in relation to the effort expended or the risk associated with its achievement. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations. We allocate the consideration to each of the deliverables (i.e. milestones) on a contract through an analysis of costs incurred as they related to specific steps with a Work Plan This treatment is in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, Selected Revenue Recognition Issues – Section 3: Delivery and Performance, as the costs incurred coincide with proportionate performance of the services.

The Company currently provides parentage and identification genotyping services. The Company recognizes revenue for genotyping services at the time the services are provided and no additional performance is required by the Company. Amounts received prior to being earned are recorded as deferred revenue until earned.

Research and Development—Research and development costs include amounts spent for product development, patent costs, and personnel/overhead costs related to the development or acquisition of the Company’s technology. Research and development costs also include share-based compensation expense and collaborative agreements requiring the Company to pay periodic license fees, research payments, additional payments, royalty fees, and milestone payments. All research and development costs are expensed in the period incurred.

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

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are principally accounts receivable. The Company had $276,852 and $253,827 of accounts receivable outstanding at December 31, 2006 and December 31, 2005, respectively. Accounts receivable concentration by customer is as follows:

	Percentage of Accounts Receivable at December 31
	2006	2005

Customer A	29.8%	7.4%
Customer B	12.7%	31.5%
Customer C	5.4%	11.8%
Customer D	35.3%	0.0%

Total	83.2%	50.7%

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

	Percentage of Total Revenue for the year ended December 31,
	2006	2005	2004

Customer 1	12.4%	0.0%	55.2%
Customer 2	34.8%	38.1%	16.8%
Customer 3	9.6%	11.1%	3.2%

Total	56.8%	49.2%	75.2%

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

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Based on the evaluations performed, the Company determined that the recorded property and equipment had not been impaired as of December 31, 2006 or 2005. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

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

Goodwill— Goodwill, which is not subject to amortization, has a balance of $3,739,870 at December 31, 2006 and 2005. Goodwill was evaluated at December 31, 2006 and 2005 for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The evaluation takes into account operating results, business plans, forecasts, and other relevant factors. To the extent impairments are identified, they would be charged to operations in such period. Based on the evaluations performed, the Company determined that the recorded goodwill had not been impaired as of December 31, 2006 or 2005.

Intellectual Property Rights—Intellectual property rights are acquisition-related intangible assets amortized over three years. The recoverability of these assets is reviewed annually, or when fact or circumstances indicate impairment may be present. Based on the evaluations performed, the Company determined that the recorded intellectual property rights had not been impaired as of December 31, 2004. As of December 31, 2006 and 2005, the balance was fully amortized.

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

Value of Financial Instruments—Other than described below, the Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, accounts payable and other accrued liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2006 and 2005. Management believes the principal balance of its long-term debt, which is $4,162,067 and $5,610,299 higher than the carrying value at December 31, 2006 and 2005, respectively, is a better estimate of the fair value of that liability. The debt is carried net of unamortized discount.

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

Recent Accounting Pronouncements—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its future results of operations and financial position.

In September 2006, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the effects that FIN 48 will have on our financial statements.

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

The Company presents “basic” earnings (loss) per share and “diluted” earnings per share pursuant to the provisions of SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income or loss applicable to common stock (which reflects a charge of $1,394,954 and $1,386,939 for preferred stock dividends in 2006 and 2005, respectively, and $1,604,352 for preferred stock dividends and accretion of beneficial conversion feature in 2004) by the weighted average number of common shares outstanding during each period.

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

As of December 31, 2006, 2005 and 2004, there were 29,685,333, 25,555,850 and 26,967,372 shares of common stock potentially issuable upon the exercise of stock options and warrants and the conversion of convertible securities, respectively. However, diluted per share amounts have not been presented in the accompanying consolidated statement of operations because the Company had a net loss in 2006, 2005, and 2004 and the assumed effects of the exercise of all of the Company’s outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

4.	COLLABORATIVE AGREEMENTS

Monsanto Agreement—In 2004, the Company entered into a Swine Improvement Agreement with Monsanto Company, which gives Monsanto an exclusive royalty-based license to use the Company’s porcine genetic database, which consists of over 600,000 SNPs, and the associated intellectual property. The Company will provide consulting and support in the use of its database resource. Monsanto is obligated to pay royalties to the Company due to research performed using the database having created product enhancements which generate increased revenues. The Company received $1,000,000 from Monsanto in June 2004 as an access fee for the database. The Company recorded deferred revenue upon receipt of the payment, and is amortizing the fee on a straight-line basis over the license exclusivity period of five years. The Company recognized revenue of $200,004, $200,004 and $116,669 for the years ended December 31, 2006, 2005 and 2004, respectively. The unrecognized portion of the access fee remains as deferred revenue at December 31, 2006.

In 2006, Monsanto began selling products which included enhancements generated as a result of research performed using the Company’s porcine genetic database. As a result, the Company earned royalty revenues of $97,788 during 2006.

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

Cargill Agreement—In 2002, the Company signed a Joint Development and Joint Marketing Agreement with Excel Corporation (a subsidiary of Cargill, Inc.) and Cargill, Inc. through its Caprock Business unit, or Cargill. Under the agreement, the parties will jointly develop and commercialize SNP-based selection tools for the cattle industry to identify cattle that possess superior production traits or meat quality. As of December 31, 2004, all milestones had been completed under this agreement, and the Company has received an aggregate of $10,200,000, all of which has been recognized as revenue. The Company recognized revenue relating to these milestone payments of $0, $0 and $3,150,000 for the years ended December 31, 2006, 2005, and 2004, respectively. During 2006, the Company began testing samples in the pre-commercial phase of the selection tool developed under the Cargill collaborative agreement. During 2006, the Company generated $416,902 of revenue from the sample testing. The President of Excel Corporation, served on the Company’s Board of Directors until his resignation on October 12, 2006.

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

Royalty Agreements— On August 15, 2000, we acquired substantially all of the assets relating to the animal health immunopharmaceutical business (including certain patent and licenses relating to Myostatin technology) of Biostar Inc., a privately-held Canadian company. The purchase price consisted of up to $2,500,000 in cash and 1,359,733 shares of our common stock. Of the cash amount, $500,000 has been paid to date, with payment of the remaining $2,000,000 being subject to attainment of the following two performance milestones: (1) if Biostar obtains a particular claim from the U.S. Patent and Trademark Office, it will be entitled to a $1,000,000 payment from us, and (2) if we had demonstrated “proof of concept” by August 2004, Biostar would have been entitled to a $1,000,000 payment by us. The proof of concept milestone payment was not demonstrated by August 2004, and thus, Biostar will not be paid the $1,000,000 milestone. The Company does not anticipate that Biostar will obtain the particular claim from the U.S. Patent and Trademark Office; however, the Company is committed to make this payment when and if this milestone is met. In conjunction with its acquisition of the animal health immunopharmaceutical business of Biostar, Inc. in 2000 (now known as MetaMorphix Canada, Inc., a wholly-owned subsidiary of the Company), the Company entered into an agreement with Vaccine & Infectious Disease Organization, or VIDO, in August 2000. This agreement gives the Company exclusive licenses for the substance which helps to increase the immune response to vaccines and related technology in the non-infectious disease animal field. VIDO is a division of The University of Saskatchewan. The term of the agreement is from August 2000 to the later of (a) the expiration or invalidation of the last remaining licensed patents or (b) ten years from the date of first marketing of a product developed from the licensed patents. This agreement requires that the Company pay VIDO minimum royalty payments on a quarterly basis. We are obligated to make quarterly payments of CAD $50,000 as a minimum royalty fee. The Company recorded license fee expense relating to these royalties of USD $175,295, $124,752 and $115,915 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has recorded a liability for these royalties of USD $396,871 and $225,225 at December 31, 2006 and December 31, 2005, respectively. The Company is currently in default of this agreement due to non-payment and is subject to a breach notification from the licensor. The breach notification would cause the license agreement to end if the default is not remedied in 90 days. No breach notification has been received.

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

The Company was required under the agreement to make certain payments to JHU to support collaborative research during the term of the collaborative research agreement. The Company agreed to fund JHU-sponsored research from January 2001 to June 30, 2003. The collaborative research expenses were $0 for the years ended December 31, 2006, 2005, and 2004. A total of $750,000 of collaborative research expenses was unpaid and included in accrued expenses as of December 31, 2006 and 2005.

The Company is obligated to make payments to cover the administration of patent costs in addition to license fee payments to JHU for the animal rights to certain GDFs, but currently has

$369,541 of these payments past-due. Johns Hopkins has the right under the Amended and Restated Collaboration Agreement to terminate our rights to the growth and differentiation technology. If we were to lose our rights to this technology, we would be unable to complete our product commercialization strategy, thereby reducing the amount of expected revenue and cash flows. Expenses incurred for patent administration and license fee costs were $0, $0 and $5,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

United States Department of Agriculture (USDA) Agreement—In 1999, the Company signed a Co-operative Research and Development Agreement with the USDA in connection with the generation of Myostatin transgenic animals. Four transgenic pigs were born in 2002 as part of this program, to which further progeny have been born. Under this agreement, the Company made payments to the USDA of $94,000 for the year ended December 31, 2002. The Company had a payable of $127,000 as of December 31, 2006 and 2005 related to this program.

Research and License Agreement with AviGenics, Inc.—In 1998, the Company entered into a Research and License Agreement with AviGenics, Inc. The Research and License Agreement was terminated in August 2001. The Company recorded a liability of $250,000 in 2000, which remains unpaid as of December 31, 2006, due to a dispute over the amounts due.

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

The cost of the Celera AgGen Acquisition was $43,530,847, consisting of 2,000,000 shares of the Company’s Series E Convertible Preferred Stock having an estimated fair value of $35,000,000; fixed amounts payable to the seller having a present value of $8,268,051; and acquisition costs of $262,796. The present value of the fixed amounts payable to the seller were determined using an effective interest rate of 5.75%, which was the prime rate plus 1% at the date of acquisition. The fixed amounts include 12 quarterly $125,000 payments for 2002, 2003 and 2004 for a subscription-based access to Celera’s human genome database and analysis software, $2,000,000 for the first year’s license rights in 2003, and 15 annual $500,000 minimum royalty payments for 2003 through 2017. In total, the fixed amounts payable to the seller consist of $500,000 payable in 2002, $3,000,000 payable in 2003, $1,000,000 payable in 2004, and $500,000 payable each year thereafter through 2017. Such payments total $11,000,000. As of December 31, 2006, $500,000 of the fixed amount payable in 2003, $600,000 of the fixed amount payable in 2004, and $500,000 of the fixed amount payable in each of 2005 and 2006 remain unpaid and accrued. As of December 31, 2006, the liability recorded for the deferred fixed amounts payable was $6,196,648 with $2,525,712 payable within 12 months and the remaining $3,670,936 classified as long term. At December 31, 2006, we were past due in paying minimum royalties to Celera in the amount of $2,038,800. Celera has the right under the agreement to terminate our rights to the technology, which includes the world-wide license to certain cattle, swine and poultry database products; single nucleotide polymorphism, or SNP, maps, and software. An employee of Applera Corporation served on the Company’s Board of Directors from the date of the Celera AgGen Acquisition until his resignation on April 27, 2005.

The Company was required to make a payment of $1,000,000 to Celera following the receipt of $1,000,000 from Monsanto in conjunction with a swine improvement agreement entered into June 1, 2004. This amount was originally a contingent payment obligation and is separate from the fixed amounts payable described above. This payment of $1,000,000 to Celera was recorded as cost of revenue in 2004. This agreement gives Monsanto an exclusive royalty-based license to use the Company’s porcine genetic database and the associated intellectual property. See Note 4 above for more information regarding this swine improvement agreement. The Company will provide consulting and support in the use of its database resource.

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

The Company has made no contingent payments noted above, but will charge such contingent payments to operations when, and if, incurred. With the introduction of a swine product by Monsanto in 2006, the Company earned royalty revenues of $97,788 and has accrued a royalty payable to Celera of $19,558 at December 31, 2006.

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

The consolidated statements of operations include the following share-based payment expense as calculated pursuant to the provisions of SFAS No. 123(R) for the years ended December 31, 2006, 2005 and 2004:

	December 31,

	2006	2005	2004

Research and development	$355,115	$482,197	$644,797

General and administrative	2,366,915	2,905,168	2,715,518

Interest expense and accretion of debt discount	—	417,759	14,301,157

Debt issue costs	—	—	553,660

Total	$2,722,030	$3,805,124	$18,215,132

Included in debt conversion expense in 2005 and 2004 were warrants given as an inducement to convert from debt to preferred stock with a calculated value of $6,147 and $817,703, respectively. No warrants were given as an inducement to convert from debt to preferred stock in 2006.

Share-based payments in the expense categories above include expense associated with stock options granted to employees and directors as compensation and to outsiders for services performed. In addition, share-based payment expense includes the expense recorded from the calculated value of warrants granted in connection with debt securities being issued and the expense recorded from the calculated value of penalty warrants granted, which is included in interest expense and accretion of debt discount. Penalty warrants are contractually granted when the Company fails to meet certain specified criteria, such as failure to repay the obligation when due, or failure to consummate an IPO within one year of the debt being issued. There were no penalty warrants issued in 2006.

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,

	2006	2005

Prepaid expenses	$41,452	$35,171
Supplies inventory	60,209	95,857

Total	$101,661	$131,028

The Company capitalized deferred financing costs relating to short-term debt of $0 in the years ended December 31, 2006 and 2005. Amortization expense related to deferred debt issue cost of short-term debt was $0, $0 and $98,565 for the years ended December 31, 2006, 2005 and 2004, respectively.

8.	PROPERTY AND EQUIPMENT—NET

Property and equipment consists of the following:

	December 31,

	2006	2005

Office equipment	$1,199,596	$1,219,938
Production equipment	1,931,910	1,814,799
Office equipment under capital lease	213,224	213,224
Leasehold improvements	129,062	129,062

	3,473,792	3,377,023
Less: Accumulated depreciation	(1,748,966)	(1,300,367)

Total	$1,724,826	$2,076,656

The Company recorded depreciation expense of $470,056, $465,089 and $375,826 for years ended December 31, 2006, 2005 and 2004, respectively. Accumulated depreciation for equipment under capital leases was $71,646 and $47,380 as of December 31, 2006 and 2005, respectively.

The Company acquired assets through capital leases in a non-monetary transaction in the amount of $152,194 in 2004.

The Company disposed of fixed assets from MetaMorphix Canada, Inc. with a net book value of $225,720 in the third quarter of 2005.

9.	INTELLECTUAL PROPERTY RIGHTS

Acquired intangible assets subject to amortization as of December 31, 2006 and 2005 are as follows:

	December 31,

	2006	2005

Intellectual property rights	$38,268,051	$38,268,051
Less: Accumulated amortization	(38,268,051)	(38,268,051)

Total	$—	$—

Amortization expense related to intangible assets was $0, $2,126,003 and $12,756,015 for the years ended December 31, 2006, 2005 and 2004, respectively.

10.	LONG-TERM DEFERRED DEBT ISSUE COSTS

The long-term deferred debt issue cost activity in 2006, 2005 and 2004 is as follows:

Balance at January 1, 2004	$3,691,983

Allocated value of warrants granted	2,765,531
Other debt issue costs	1,500,858
Amortization to debt issue costs	(1,478,292)

Balance at December 31, 2004	6,480,080

Allocated value of warrants granted	62,562
Other debt issue costs	532,233
Amortization to debt issue costs	(1,678,825)

Balance at December 31, 2005	5,396,050

Allocated value of warrants granted	21,215
Other debt issue costs	444,524
Amortization to debt issue costs	(1,938,219)

Balance at December 31, 2006	$3,923,570

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

The provision for income taxes consists of the following:

	Year ended December 31,

	2006	2005	2004

Current:
Federal	$—	$—	$—
State	—	—

Total current	$—	$—	$—

Deferred:
Federal	(5,199,000)	(9,217,000)	(18,279,000)
State	(1,380,000)	(1,027,000)	(2,037,000)
Foreign	—	—	(195,000)

Total deferred	(6,579,000)	(10,244,000)	(20,511,000)

Change in valuation allowance, net of the effect of acquisitions	6,579,000	10,244,000	20,511,000

Provision for income taxes	$—	$—	$—

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows;

	December 31,

	2006	2005	2004

Deferred tax assets:
Stock compensation	$7,954,000	$6,806,000	$5,475,000
Accrued liabilities	1,762,000	1,501,000	1,568,000
Net operating loss	53,290,000	46,584,000	37,033,000
Intangible assets	8,284,000	9,662,000	10,181,000
Capital loss	—	195,000	195,000
Foreign tax credit	860,000	860,000	841,000

	72,150,000	65,608,000	55,293,000

Deferred tax liabilities:
Depreciation	(272,000)	(309,000)	(238,000)

	(272,000)	(309,000)	(238,000)
Net deferred tax asset before allowance	71,878,000	65,299,000	55,055,000

Valuation allowance	(71,878,000)	(65,299,000)	(55,055,000)

Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain given the Company’s history of losses. Therefore a valuation allowance has been recorded for the entire deferred tax asset. The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred assets.

The valuation allowance activity in 2006, 2005 and 2004 is as follows:

Valuation allowance balance at January 1, 2004	$(34,544,000)
Charged to costs and expense during 2004	(20,511,000)
Deductions	—

Valuation allowance balance at December 31, 2004	(55,055,000)
Charged to costs and expense during 2005	(10,244,000)
Deductions	—

Valuation allowance balance at December 31, 2005	(65,299,000)
Charged to costs and expense during 2006	(6,579,000)
Deductions	—

Valuation allowance balance at December 31, 2006	$(71,878,000)

The reconciliation of the tax provision (benefit) computed at the statutory rate to the effective tax rate is as follows:

	Year ended December 31,

	2006	2005	2004

Federal income tax rate	(35.00%)	(35.00%)	(35.00%)
State	(4.34%)	(3.90%)	(3.90%)
Foreign	—	—	(0.95%)
Permanent tax differences	.09%	.04%	.04%
Change in valuation allowance	39.25%	38.86%	39.81%

Effective tax rate	0.00%	0.00%	0.00%

As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $129,000,000 which will expire from 2010 through 2025.

The Tax Reform Act of 1986 contains provisions that may limit the amount of NOL carryforwards that may be used in any given year if certain events, including a significant change in ownership, occur. The provisions of these “ownership change” rules could limit the Company’s ability to utilize its loss carryforwards.

The Company has filed the required federal and state tax returns for the calendar years 2003, 2004 and 2005. These tax returns were filed late as a result of unavailable financing that caused a delay in us obtaining the necessary audits and tax compliance work to file such returns. Given the level of losses incurred for those periods, no taxes or interest will be due. The Company may incur late filing penalties which management expects to be minimal.

12.	COMMITMENTS AND CONTINGENCIES

Leases and Royalty Agreements— The Company has office facilities and equipment under capital and operating leases. In addition, the Company has certain agreements that provide for minimum future royalty payments and sublease income. Future minimum payments for capital leases, noncancelable operating leases, and royalty agreements with terms in excess of one year at December 31, 2006, are as follows:

	Capital Leases	Operating Leases	Royalty Agreements

2007	$42,390	$863,328	$171,620
2008	42,390	727,625	171,620
2009	29,155	784,563	171,620
2010	17,480	805,604	171,620
2011	17,480	827,252	—

Thereafter	7,283	176,249	—

Total payments	156,178	4,184,621	686,480

Less: Amounts representing interest	(12,499)	—	—

Net payments	$143,679	$4,184,621	$686,480

Rent expense under operating leases was $856,592, $1,150,928 and $832,259 for the years ended December 31, 2006, 2005, and 2004, respectively. Sublease income was $0, $135,708 and $92,404 for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company is currently leasing space in Savage, Maryland which it no longer occupies. This lease commenced on January 1, 2002 and will terminate on December 31, 2011. The Company currently subleases this space. This sublease commenced on December 1, 2004 and will terminate on December 31, 2011. The sublease covers the primary lease obligation, and the sublessee pays rent directly to the original lessor.

Litigation—From time to time, the Company and its subsidiaries face lawsuits and claims related to commercial, employment and patent-related matters.

On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Mr. Samuel R. Dunlap, a former Company director, who recently exited bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our December 31, 2006 consolidated financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. This litigation remains in the discovery phase at this time. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

On March 15, 2007, we became aware of a claim against us from holders of two 10% convertible promissory notes, for breaches of contract for non-repayment of principal and interest due on July 31, 2006. The original amounts of the notes was $150,000 and $50,000, and principal currently past due is $120,000 and $50,000. The amount of the claim, which includes principal and accrued interest through the date of the claim, is $200,074. We have the amounts recorded as liabilities on the financial statements at December 31, 2006.

In addition, during 2006, we settled and dismissed eight collection lawsuits for a total cost of $257,503. At present, the are no such cases pending.

Although the possible loss or range of loss for these matters cannot be estimated, management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Director and Officer Indemnification—The Company’s certificate of incorporation provides that it will indemnify and hold harmless its officers, directors and others serving the corporation in various capacities to the fullest extent permitted by the Delaware General Corporation Law, or DGCL. Section 145 of the DGCL provides that a Delaware corporation has the power to indemnify officers and directors in specified circumstances. As of December 31, 2006, the only outstanding matter relating to director and officer indemnification is regarding the Regions Bank matter described above. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

Management Compensation—The Company has entered into agreements with four employees, including three executives and one scientist, which require payments by the Company totaling approximately $1,009,000 annually based on their current salaries.

13.	DEBT

The table below summarizes the short-term notes payable and notes payable to officers and directors activity and year-end balances for 2006 and 2005:

	Year ended December 31, 2006	Year ended December 31, 2005

SHORT-TERM NOTES PAYABLE

8% Secured Convertible Promissory Notes
Face amount, beginning of year	$142,015	$195,956
Issuance of new notes to satisfy accrued interest payable	—	11,140
Repayments	—	(55,080)
Conversion to preferred stock	—	(10,001)

Face amount, end of year	142,015	142,015

10.9% Secured Convertible Promissory Notes
Face amount, beginning of year	937,844	979,402
Issuance of new notes to satisfy accrued interest payable	—	140,332
Repayments	(53,500)	(64,448)
Conversion to preferred stock	—	(117,442)

Face amount, end of year	884,344	937,844

8% - 15% Bridge Loans
Face amount, beginning of year	1,378,000	170,000
Proceeds from debt issuance	—	3,292,958
Repayments	(193,000)	—
Conversion to long-term debt	—	(2,084,958)

Face amount, end of year	1,185,000	1,378,000

Capital Lease Notes Payable	43,532	31,145

SHORT-TERM NOTES PAYABLE	$2,254,891	$2,489,004

NOTES PAYABLE TO OFFICERS AND DIRECTORS
Face amount, beginning of year	$1,584,498	$1,214,498
Proceeds from debt issuance	950,000	370,000
Repayments	(350,000)	—

Face amount, end of year	$2,184,498	$1,584,498

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

As of December 31, 2006, these notes are past due. The original due dates for these notes range from November 30, 2003 to April 2006. There are no amended terms or penalties to these past due notes as a result of the default. The Company intends to repay or roll-over these notes as soon as practicable.

The Company repaid $0 and $55,080 in the years ended December 31, 2006 and 2005, respectively. The Company converted $2,767,687 of 8% Notes as well as accrued interest of $239,610, into 683,477 shares of Series F Convertible Preferred Stock of the Company in the year ended December 31, 2004. In connection with the 8% Note conversion to Series F Convertible Preferred Stock, the Company issued warrants to purchase 819,757 shares of common stock with an exercise price of $6.00 during the year ended December 31, 2004. The warrants expire in 2014 and had a calculated value of $659,923.

The conversion of the 8.0% Notes into the Series F Convertible Preferred Stock in 2004 described above qualified as an induced conversion of convertible debt. The Company recorded debt conversion expense in the amount of $2,613,102 in the year ended December 31, 2004, related to this induced conversion. This expense includes the calculated value of warrants granted. There were no conversions of our 8% Notes into equity during 2006 or 2005.

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

As of December 31, 2006, these notes are past due. The original due dates for these notes range from September 2001 to April 2006. There are no amended terms or penalties to these past due notes as a result of the default. The Company intends to repay or roll-over these notes as soon as practicable.

The Company repaid $53,500 and $64,448 in the years ended December 31, 2006 and 2005, respectively. The holders converted principal of $117,442 as well as accrued interest of $26,550 into 16,883 shares of Series G Convertible Preferred Stock of the Company in the year ended December 31, 2005. In connection with the 10.9% Note conversion to Series G Convertible Preferred Stock, the Company issued warrants to purchase 17,769 shares of common stock with an exercise price of $6.00, and warrants to purchase 3,599 shares of common stock with an exercise price of $4.00 during the year ended December 31, 2005. The warrants expire in 2015 and had a calculated value of $6,147.

The Company issued new rollover notes which included amounts to satisfy accrued interest of $0 and $140,332 for the year ended December 31, 2006 and 2005, respectively, at the election of the noteholders.

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

The conversion of the 10.9% Notes into shares of Series G Convertible Preferred Stock in 2005 and Series F Convertible Preferred Stock in 2004 described above qualified as induced conversions of convertible debt. The Company has recorded debt conversion expense in the amount of $0, $93,696 and $668,360 in the years ended December 31, 2006, 2005 and 2004, respectively, related to these induced conversions. This expense includes the calculated value of warrants granted.

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

During the year ended December 31, 2006, the Company repaid $193,000 of bridge loans.

The Company also issued warrants to purchase 50,248 shares of common stock in the year ended December 31, 2005 for advisory services in connection with obtaining the bridge loans. The warrants have an exercise price of $4.00 per share, expire in 2015, had a calculated value of $31,712 and were recorded as debt issue costs in the year ended December 31, 2005.

The Series C, D, and E Bridge Loans were issued in May through July 2003 and totaled $5,975,000. The Company had no amounts due under these loans at either December 31, 2006 or December 31, 2005. The loans had a 12% interest rate and were due on December 31, 2003. The Company repaid $0 and $1,392,500 plus accrued interest during the years ended December 31, 2005 and 2004, respectively. The Company incurred penalty interest at a rate of 18% on past-due balances. During the year ended December 31, 2004, holders of the Series C, D, and E Bridge Notes converted $2,112,500 plus accrued interest into $2,203,730 of 12.5% Convertible Secured Promissory Notes. In connection with the Series C, D, and E Bridge Loans, the Company issued warrants to purchase 2,390,000 of common stock with an initial exercise price of $12.00. These warrants expire in 2013, have an allocated value of $917,761, and were recorded as interest expense during the year ended December 31, 2003. The exercise price of these warrants was subsequently adjusted down to $6.00 due to the triggering of a contingently adjustable exercise price clause in the warrant document. The calculated value of this adjustment was $1,241,704, which was recorded as interest expense in 2003. During the year ended December 31, 2004, the Company also issued penalty warrants to purchase 3,325,000 shares of common stock with an initial exercise price of $6.00. Penalty warrants were granted because the Series C, D, and E Bridge Loans were not repaid in full by the due date. These warrants had a calculated value of $2,262,531 which was recorded as interest expense in 2004. The exercise price of the penalty warrants was adjusted to $4.00 in 2004 due to the triggering of a contingently adjustable exercise price clause in the warrant document. The calculated value of this adjustment was $1,777,950, which was recorded as interest expense in 2004.

The Company issued a promissory bridge loan for $225,000 to an accredited investor in a private placement in December 2002. This loan bears interest at 8% with no stated maturity date. The Company converted $75,000 of this loan, plus accrued interest of $6,211 into 13,333 shares of common stock in January 2003. The Company repaid $80,000 of the remaining loan during the year ended December 31, 2004. The outstanding balance on this loan was $70,000 at December 31, 2006 and 2005.

The Company issued a promissory bridge loan for $100,000 to an unrelated investor in January 2003. This loan bears interest at 12% with no stated maturity date. The outstanding balance on this loan was $100,000 at December 31, 2006 and 2005.

Notes Payable to Officers and Directors—The Company had notes due to officers and directors of $2,184,498 and $1,584,498 as of December 31, 2006 and December 31, 2005, respectively. These notes are promissory notes and bridge loans with members of management and directors, bearing interest at various rates, the lowest of which being prime plus 1%, and the highest being 12%, and are payable on demand. Proceeds from these borrowings were used to fund continuing operations. The Company repaid $350,000 and $0 in the years ended December 31, 2006 and 2005, respectively.

The Company issued promissory bridge loans for a total of $950,000 to Mr. Peter Meyer, a member of our board of directors, during 2006. The loans have a 10% interest rate and are payable in six months. The Company repaid $350,000 of these bridge loans during the first quarter of 2006, with the remaining $600,000 outstanding as of December 31, 2006.

In February and March 2005, Peter Meyer, our Co-Chairman, made unsecured, short-term working capital loans to us in the aggregate principal amount of $300,000. These loans are evidenced by a note which bears interest at the rate of 12% per annum and is due on the earlier of (i) March 31, 2006 and, (ii) our receipt of a certain milestone payment or proceeds of at least $1,000,000 from any debt or equity financing. We had outstanding amounts due on these loans of $300,000 at December 31, 2006 and 2005.

In February and March 2005, Clifton Baile and Howard Minigh, members of our board of directors, and Fergus Reid, a former member of our board of directors, made unsecured, short-term working capital loans to us in the aggregate principal amount of $70,000. These loans are evidenced by notes which bear interest at the rate of 10% per annum and which were due on April 15, 2005. These notes were not repaid on April 15, 2005 and now bear interest at 15% per annum. These notes are due upon our receipt of proceeds of at least $1,000,000 from an equity financing or any milestone payment. We had outstanding amounts due on these loans of $70,000 at December 31, 2006 and 2005.

The Company obtained bridge loans in May and June 2003 from Mr. Peter Meyer, our Co-Chairman, of $500,000 and Mr. Clifton Baile, a member of our board of directors, of $60,000. The loans bear interest at 12%. The Company had outstanding amounts due on the loan from Mr. Meyer of $250,000 at December 31, 2006 and 2005. The Company repaid $250,000 plus accrued interest to Mr. Meyer and $30,000 plus accrued interest to Mr. Baile in November 2003. The Company repaid $30,000 plus accrued interest to Mr. Baile in February 2004. In connection with these loans, the Company issued warrants to purchase 224,000 shares of common stock in 2003 with an exercise price of $12.00. The warrants had an allocated value of $94,891 which was recorded as interest expense in 2003. The exercise price was subsequently adjusted down to $6.00 due to a contingently adjustable exercise price clause in the warrant document. The calculated value of the exercise price adjustment was $116,377, which was recorded as interest expense in 2003. These warrants expire in 2013. In the year ended December 31, 2004, due to non-repayment of these bridge loans, the Company issued penalty warrants to purchase 296,000 shares of common stock with an initial exercise price of $4.00 and $6.00. The penalty warrants had a calculated value of $264,193 which was recorded as interest expense in 2004. The exercise price of the $6.00 warrants was subsequently adjusted down to $4.00 due to a contingently adjustable exercise price clause in the warrant document. The calculated value of the exercise price adjustment was $88,764, which was recorded as interest expense in 2003. In 2005, the Company issued penalty warrants to purchase 40,000 shares of common stock with an exercise price of $4.00. The penalty warrants had a calculated value of $18,032 which was recorded as interest expense in 2005. These penalty warrants were issued due to the past-due balances on the loans and expire in 2014. Also due to the past-due balances, the loans bear a penalty interest rate of 18% for the years ended December 31, 2006 and 2005.

During the period of February through March 2002 we received unsecured working capital loans from Peter Meyer and John Block, both members of our board of directors, totaling $75,000, which loans bear interest at 20% per annum and are payable on demand. We had outstanding amounts due on these loans of $75,000 at December 31, 2006 and 2005.

In the connection with the issuance of the promissory notes from related parties, the Company granted warrants to purchase 374,028 shares of the Company’s common stock, with an allocated value of $737,104 in 2002. The Company recorded the value of these warrants as interest expense for the year ended December 31, 2002. The warrants have exercise prices of $5.00 and expire in 2012.

Mr. Sam Dunlap served as a financial advisor to the Company and secured financing for the Company during his term as a director between January 14, 2000 and August 27, 2002. Various bridge loans made by Mr. Dunlap to the Company total $625,498 and remain unpaid as of December 31, 2006. During the period August 2000 through March 2001, Dr. Quattlebaum, the Company’s Co-Chairman and Chief Executive Officer, made working capital loans to the Company totaling $264,000. At December 31, 2006 and 2005, we had $264,000 due on these loans. These loans are evidenced by notes bearing interest at prime plus 1% and are due on demand.

The table below summarizes the long-term debt activity and year-end balances for 2006 and 2005:

	Year ended December 31, 2006	Year ended December 31, 2005

LONG-TERM NOTES PAYABLE

12.5% Convertible Secured Promissory Notes
Face amount, beginning of year	$18,246,934	$16,200,631
Issuance of new notes to satisfy accrued interest payable	2,280,867	2,046,303

Face amount, end of year	20,527,801	18,246,934

Unaccreted debt discount, beginning of year	(5,199,674)	(7,000,745)
Accretion of discount to interest expense	1,801,071	1,835,600

Unaccreted debt discount, end of year	(3,398,603)	(5,199,674)

12.5% Convertible Secured Promissory Notes net outstanding balance, end of year	17,129,198	13,047,260

10% Secured Convertible Promissory Notes
Face amount, beginning of year	4,929,586	—
Proceeds from debt issuance	8,878,177	2,749,250
Conversion from short-term notes including accrued interest of $95,378	—	2,180,336

Face amount, end of year	13,807,763	4,929,586

Unaccreted debt discount, beginning of year	(410,625)	—
Debt discount from allocated value of warrants granted	(661,233)	(404,741)
Debt discount from allocated value of embedded derivative	(30,925)	(43,214)
Accretion of discount to interest expense	339,319	37,330

Unaccreted debt discount, end of year	(763,464)	(410,625)

10% Secured Convertible Promissory Notes net outstanding balance, end of year	13,044,299	4,518,961

Note Payable to Wyeth
Face amount, beginning and end of year	2,200,000	2,200,000

LONG-TERM NOTES PAYABLE, net of debt discount	$32,373,497	$19,766,221

12.5% Convertible Secured Notes—These notes bear interest at 12.5%. As of December 31, 2006, each holder has the right to convert the principal and interest at a price of $4.00 per share. The notes will automatically convert into common stock at the conversion price upon the closing of an initial public offering of the Company’s securities. These notes mature between November 2008 and December 2011.

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

During the second quarter of 2004, a triggering event occurred which caused an adjustment in the terms of the warrants which were issued in connection with the 12.5% Notes. This adjustment caused the exercise price of the warrant issued to decrease from $6.00 to $4.00 per share. It also caused the number of warrants to increase by 50%, from 7,644,206 to 11,466,309. Additional interest expense of $9,208,160 was recorded in 2004 as a result of the adjustment. Future adjustments could occur due to the full-ratchet clause in the warrant agreements for those warrants issued in connection with the 12.5% Notes. No such triggering events occurred in 2006 or 2005.

Amortization expense relating to the debt discounts, both the value of the warrants granted as well as the beneficial conversion feature, was $1,801,071 for each of the years ended December 31, 2006, 2005, and 2004.

Based on the terms of the 12.5% Notes, the Company was required to issue penalty warrants to the holders of the 12.5% Notes if an initial public offering was not completed within one year of the date of the notes. The Company issued penalty warrants, each with an exercise price of $8.00 per share, to purchase 1,614,582 shares of common stock as of December 31, 2004. These warrants expire in 2014, were valued at $655,443 and were expensed as interest expense in 2004. In 2005, the Company issued additional penalty warrants, each with an exercise price of $8.00 per share, to purchase 1,461,346 shares of common stock. These warrants were valued at $205,692 and were expensed as interest expense in 2005. Based on the warrant exchange discussed in Note 14 to the consolidated financial statements, the warrant exchange completed by the Company in 2005 served to amend the terms of the original note agreement. The amendment was to eliminate the obligation to issue penalty warrants into the future.

The Company also issued warrants to purchase 700,000 and 3,600,000 shares of common stock in the years ended December 31, 2004 and 2003, respectively, for advisory services in connection with obtaining the 12.5% Note financing. The warrants had an exercise price of $6.00 per share, expire in 2014 and 2013, had a calculated value of $466,228 and $2,677,496 and were recorded as deferred financing costs in the years ended December 31, 2004 and 2003, respectively, to be amortized over the life of the debt. During the second quarter of 2004, a triggering event occurred which caused an adjustment in the terms of the warrants for advisory services in connection with the 12.5% Notes. This adjustment caused the exercise price of the warrant issued to decrease from $6.00 to $4.00 per share, and the Company recorded an additional $2,299,304 in deferred financing costs associated with the adjustment in the year ended December 31, 2004. Amortization expense relating to the deferred financing cost from the warrants issued was $1,112,809, $1,112,809, and $991,793 for the years ended December 31, 2006, 2005, and 2004, respectively.

Based on the terms of the 12.5% Notes, accrued interest is due and payable on the one year anniversary date of the notes. The interest is payable in cash or in the form of identical new notes, at the option of the Company. The Company has satisfied the interest payment on those notes with an anniversary date before December 31, 2004 by issuing identical 12.5% Notes in the amount of $820,989. The Company has satisfied the interest payment on those notes with an anniversary date between January 1, 2005 and December 31, 2005 by issuing identical 12.5% Notes in the amount of $2,046,303. The Company has satisfied the interest payment on those notes with an anniversary date between January 1, 2006 and December 31, 2006 by issuing identical 12.5% Notes in the amount of $2,280,867.

10% Secured Convertible Promissory Notes—These notes bear interest at 10%. As of December 31, 2006, each holder has the right to convert the principal and interest at a price of $4.00 per share. The notes will automatically convert into common stock upon the closing of an initial public offering of the Company’s securities. These notes mature between December 2008 and December 2009.

In connection with the issuance of the 10% Notes in 2006, the Company granted warrants to purchase 1,123,221 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2011, and had an allocated value of $661,231 in 2006. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt.

In connection with the issuance of the 10% Notes in 2005, the Company granted warrants to purchase 809,379 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2010, and had an allocated value of $404,741 in 2005. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt.

Contained in the registration rights section of the subscription agreement for the 10% Notes is a liquidated damages clause which the Company has accounted for as an embedded derivative in accordance with Emerging Issues Task Force, or EITF, Issue No. 05-4, The Effects of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Management, with the assistance from a valuation specialist, determined the fair value of this embedded derivative to be $43,214 at December 31, 2005. This value was recorded as a debt discount to be amortized over the life of the debt. Management revalued this embedded derivative each quarter of 2006, and determined that the value was $100,475 at December 31, 2006. Management will continue to re-value this embedded derivative each reporting period that it remains outstanding. Any changes to the fair value subsequent to the initial valuation will be recorded as expense per SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Amortization expense relating to the debt discount was $339,319 and $37,330 for the years ended December 31, 2006 and 2005, respectively.

The Company also issued warrants to purchase 33,417 and 116,041 shares of common stock in the years ended December 31, 2006 and 2005, respectively, for advisory services in connection with obtaining the 10% Note financing. The warrants had an exercise price of $4.00 per share, expire in 2010 and 2001, had a calculated value of $21,215 and $62,562 in the years ended December 31, 2006 and 2005, respectively, and were recorded as deferred financing costs to be amortized over the life of the debt. Amortization expense relating to these deferred financing costs was $26,292 and $1,738 for the years ended December 31, 2006 and 2005, respectively.

Note Payable to Wyeth—In February 1998, the Company entered into a $2,000,000 promissory note agreement with Wyeth’s predecessor, Genetics Institute, Inc. The note bore interest at the prime rate plus two percent, which was 8.25% at December 31, 2006 and 7.25% at December 31, 2005. In August 1998, the Company obtained an additional $200,000 under this note. In January 1999, the due date of the note was extended to January 1, 2005. Wyeth received the right to have the note satisfied by receipt of shares at either (a) 125% of the IPO price if shares are publicly traded or (b) a price to be negotiated in good faith by the two parties before December 31, 2004. Wyeth has the option to convert to equity or call the note due to them upon the closing of an initial public offering of the Company’s securities. The Company has recorded accrued interest of $1,442,131 and $1,188,332 as of December 31, 2006 and 2005, respectively, related to this debt. In April 2005, the Company obtained an extension on the due date of the $2,200,000 note which was originally due on January 1, 2005. The new due date is January 1, 2008, and as such, the Company has classified the debt and related accrued interest as long-term on the consolidated balance sheet as of December 31, 2006 and 2005.

Maturities—Aggregate maturities of notes payable for each of the next five years are as follows:

December 31, 2006

2007	$4,439,389
2008	13,697,559
2009	18,510,835
2010	2,046,303
2011	2,280,867
Thereafter	—

Total	40,974,953
Unaccreted discount	(4,162,067)

Total notes payable	36,812,886

Less: Current notes payable	4,439,389

Total long-term notes payable	$32,373,497

14.	STOCKHOLDERS’ EQUITY (DEFICIT)

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

Preferred Stock	Liquidation preference amount	Conversion Rate	Liquidation value at 12/31/06	12/31/06 Shares Outstanding	12/31/06 Book Value	12/31/05 Shares Outstanding	12/31/05 Book Value

Series A	$5.84	1.000	$5,850,001	1,001,000	$5,850,001	1,001,000	$5,850,001
Series B	$2.50	1.000	$500,000	200,000	$500,000	200,000	$500,000
Series C	$2.50	1.000	$1,786,653	714,661	$1,753,503	714,661	$1,753,503
Series D	$15.00	1.000	$400,005	26,667	$360,017	26,667	$360,017
Series E	$17.50	4.375	$35,000,000	2,000,000	$35,000,000	2,000,000	$35,000,000
Series F	$4.40	1.000	$8,071,536	1,834,440	$7,710,078	1,834,440	$7,710,078
Series G	$25.00	2.165	$38,748,675	1,549,947	$8,745,173	1,549,947	$8,745,173

			$90,356,870	7,326,715	$59,918,772	7,326,715	$59,918,772

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

During the first quarter of 2005, the Company raised $610,000 through the sale of 71,517 shares of its Series G Convertible Preferred Stock. Series G Preferred Stock is convertible into shares of common stock at a rate determined by multiplying such shares by $10.00 and dividing the result by $4.75. In connection with this offering, the Company issued warrants to purchase 75,282 shares of common stock at an exercise price of $6.00 and warrants to purchase 15,253 shares of common stock at an exercise price of $4.00. These warrants expire in 2009. The amount allocated to such warrants was $26,800. The Company also issued warrants to purchase 22,593 shares of common stock for advisory services performed in the offering. These warrants have an exercise price of $6.00 and expire in 2009. The calculated value of these warrants was $7,820.

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

The Series G Preferred Stock accrues annual dividends at the rate of $0.90 per share, payable upon liquidation or conversion, either in cash or in common stock at the holder’s option. The Company has accrued $3,272,114 and $1,877,160 as dividends payable at December 31, 2006 and 2005, respectively.

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

Shares of preferred stock are convertible at any time prior to mandatory conversion at the option of the holder thereof into shares of common stock at the conversion rates shown above. The conversion rates are subject to adjustment upon the occurrence of certain dilutive events. Upon certain criteria being met, the preferred stock shall be automatically converted into common stock at the conversion rates in the event of the Company’s initial public offering. Moreover, in the event of voluntary conversion by holders of a stated percentage of the originally issued shares of a particular series of preferred stock, other holders are automatically converted. The stated percentage for Series A through D Preferred Stock is 85%, the stated percentage for Series E

Preferred Stock is 75%, and the stated percentage for Series G Preferred Stock is 50%. The Series F Preferred Stock is not subject to automatic conversion in the event of a voluntary conversion by holders of a percentage of the originally issued shares.

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

Common Stock—The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors (the “Board”) out of funds legally available therefor. Upon dissolution of the Company, the holders of common stock are entitled to share, pro rata, in the Company’s net assets after payment of, or provision for, all debts and liabilities of the Company and after provision for any class of preferred stock or other senior security which may be issued by the Company. Each share of common stock is entitled to participate on a pro rata basis with each other share of such stock in dividends and other distributions declared on common stock.

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

In 2006, the Company allowed investors in the 10% Secured Convertible Promissory Notes to exchange certain warrants for common stock. Holders of warrants to purchase 1,141,607 shares of common stock exchanged their warrants for 570,818 actual shares of common stock. There was no expense associated with this transaction.

The Board authorized two amendments to the Company’s Certificate of Incorporation increasing the number of authorized shares of common stock to 50,000,000 in 2003, and 75,000,000 in 2004.

Management, with the assistance from a valuation specialist, determined the fair value of our common stock for each quarter during the period January 1, 2005 through September 30, 2006. The analyses were preformed retrospectively and not contemporaneously, because during this period, our efforts were focused on product development and filing our initial Form 10-SB filing. As a result, our financial and managerial resources were limited. The valuation analyses considered the guidance set forth in the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Guide”). Accordingly, the valuation allocates the value of the business enterprise among our classes of stock with consideration given to the methodologies prescribed in the Guide.

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

The enterprise value was then allocated to preferred and common shares. The allocation of value to the preferred stock was based on treating the preferred shares as if they were converted to common stock. Therefore, the value of the preferred stock was estimated as the fully diluted per share value of equity as if all preferred shares were converted to common shares. A discount for lack of marketability was applied to the portion of business enterprise allocated to the common stock. The discount was based on specific characteristics of the underlying stock. Had a different methodology been used to allocate the business enterprise value or a different discount for lack of marketability been used, the allocations between preferred and common shares and the resulting value of common stock would have been different.

The results of the analyses indicated the following fair values:

Date	Fair Value per share of Common Stock

March 31, 2005	$3.15
June 30, 2005	$3.00
September 30, 2005	$2.95
December 31, 2005	$3.20
March 31, 2006	$3.15
June 30, 2006	$3.25
September 30, 2006	$3.35

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

Warrants—Warrants are granted to non-employees in connection with financings or services provided to the Company. Stock warrant information is set forth below:

	Warrants

	Shares	Weighted Average Exercise Prices

Outstanding January 1, 2004	17,063,251	$5.13
Granted	19,211,355	4.75
Exercised	(3,625)	0.35
Canceled	(7,580,000)	4.60

Outstanding December 31, 2004	28,690,981	$5.01
Granted	2,869,555	6.12
Canceled	(21,544,726)	5.10

Outstanding December 31, 2005	10,015,810	$5.16
Granted	1,156,636	4.00
Exercised	(15,000)	2.00
Expired	(36,000)	7.14
Canceled	(1,141,607)	4.80

Outstanding December 31, 2006	9,979,839	$5.06

Stock Options—The Company has a nonqualified stock option plan and an incentive stock option plan that were established in December 1995 and November 1996, respectively.

The plans permit the grant of share options to its officers, employees, directors, and consultants for up to a combined 11,050,000 shares of stock. Option awards are generally granted with an exercise price equal to the market value of the Company’s stock at the date of grant and generally vest based on four years of continuous service and have 10-year contractual terms. The plans are combined for disclosure purposes due to the similar characteristics. The compensation cost that has been charged against income for those plans was $2,722,030, $3,387,365, and $3,360,315 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

	2006	2005	2004

Expected volatility	37%	42%	49%
Expected dividends	0%	0%	0%
Expected term (in years)	4	4	4
Risk-free rate	4.76%	3.99%	3.11%
Forfeiture rate	11%	12%	4%

A summary of option activity under the plans for the three years ended December 31, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value ($)

Outstanding at January 1, 2004	5,306,926	$3.97	7.60	$1,689,519

Granted	3,833,319	4.00
Exercised	(8,896)	1.13
Forfeited or expired	(175,947)	3.94

Outstanding at December 31, 2004	8,955,402	$3.70	7.65	$3,589,433

Granted	1,174,216	4.00
Exercised	(18,678)	2.05
Forfeited or expired	(762,507)	4.38

Outstanding at December 31, 2005	9,348,433	$3.68	6.89	$2,081,304

Granted	1,893,493	3.32
Exercised	(119,605)	0.75
Forfeited or expired	(571,591)	3.54

Outstanding at December 31, 2006	10,550,730	$3.66	6.65	$1,588,388

Exercisable at December 31, 2006	7,929,786	$3.67	5.95	$2,212,076

Expected to vest at December 31, 2006	2,328,280	$3.63	8.76	$(554,044)

The weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $1.18, $0.67, and $1.54, respectively. The total grant-date intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $(4,382), $(12,219), and $15,422, respectively.

.
A summary of the status of the Company’s nonvested shares as of December 31, 2006, 2005, and 2004, and changes during the years then ended are presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2004	1,747,687	$2.95
Granted	3,833,319	1.54
Vested	(937,019)	2.73
Forfeited	(162,697)	2.17

Nonvested at December 31, 2004	4,481,290	1.82

Granted	1,174,216	0.67
Vested	(2,519,933)	3.91
Forfeited	(633,925)	1.59

Nonvested at December 31, 2005	2,501,648	1.39

Granted	1,893,494	1.18
Vested	(1,624,895)	1.40
Forfeited	(149,303)	1.58

Nonvested at December 31, 2006	2,620,944	$1.22

As of December 31, 2006, 2005 and 2004 there was $3,348,925, $4,081,773, and $7,090,272 of total unrecognized compensation cost, respectively, related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of four years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $2,278,239, $4,440,049, and $2,561,528, respectively.

In November 2006, the Company’s 1996 Employees Incentive Stock Option Plan expired.

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

The Company has a 401(k) retirement plan for the benefit of qualified employees. All full-time employees are eligible to participate and may contribute a portion of their compensation to the plan. The Company does not match contributions and the only costs to the Company for the plan are administration fees. Beginning in 2007, the Company has included a Safe Harbor Plan in its 401(k) plan, whereby the Company will contribute 3% of each active employee’s gross salary per pay period to the plan for inclusion in each employees retirement account. This contribution will be immediately vested.

16.	BUSINESS SEGMENTS

The Company operates in two industry segments: Growth and Differentiation Factors and Animal Genomics. All segments are dedicated to discovering and commercializing multiple technology platforms to improve the food supply and human health. The Growth and Differentiation Factors business unit operates in Maryland with revenue generated in Maryland through the development and commercialization of companion animal health and livestock production for Growth and Differentiation Factor discoveries. The corporate headquarters is also located at the Maryland facility, and since no discrete financial information exists to separate the corporate activities from that of the Growth and Differentiation Factors segment, they are presented together in the table below. The Animal Genomics business unit operates in California with revenue generated in California through the pioneering of the use of genome information companion animal health and livestock production. The Company previously had a segment called Immunopharmaceuticals, which was operated in Canada. In September 2005, the Company made the decision to consolidate the research efforts of the Immunopharmaceutical business unit into the Growth and Differentiation Factors business unit in order to maximize efficiency, and our facility in Canada was closed. In connection with this closure, we accrued approximately $267,000 at September 30, 2005 in severance benefits for the 11 employees who were involuntarily terminated. Of the original severance accrual, $198,000 remains accrued and unpaid at December 31, 2006. Because liabilities still exist in the Canadian company, the limited activity ia still disclosed.

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

	Segment Information

	2006

	Corporate/Growth and Differentiation Factors - Maryland	Animal Genomics – California	Immunopharm aceuticals – Canada (1)	Total

Revenues from external customers	$—	$3,355,585	$—	$3,355,585

Interest revenue (2)	21,878	100	—	21,978

Interest expense (2)	6,384,070	269,855	11,389	6,665,314

Depreciation and amortization	105,903	237,100	—	343,003

Segment profit (loss)	(16,301,930)	(2,359,394)	(15,894)	(18,677,218)

Segment assets	8,299,983	1,948,970	—	10,248,953

Expenditures for segment assets:
Cash payments for property, plant & equipment	1,132	20,000	—	21,132

Total (loss) profit for reportable segments	(16,301,930)	(2,359,394)	(15,894)	(18,677,218)
Elimination of intersegment profits	—	—	—	—

Net (loss) profit	$(16,301,930)	$(2,359,394)	$(15,894)	$(18,677,218)

(1) The Immunopharmaceuticals business unit was operated in Canada and, in September 2005, the Company made the decision to consolidate the research efforts of the Immunopharmaceutical business unit into the Growth and Differentiation Factors business unit in order to maximize efficiency, and our facility in Canada was closed. The business unit has remaining unpaid liabilities, which generate interest and fees, thus creating a current period segment loss.

(2) These amounts are combined as shown in the consolidated statement of operations.

	Segment Information

	2005

	Corporate/Growth and Differentiation Factors - Maryland	Animal Genomics – California	Immunopharm aceuticals – Canada (1)	Total

Revenues from external customers	$—	$2,516,064	$—	$2,516,064

Interest revenue (2)	16,600	—	—	16,600

Interest expense (2)	5,121,264	268,108	7,660	5,397,032

Depreciation and amortization	111,293	2,290,265	31,434	2,432,992

Segment profit (loss)	(18,895,346)	(4,820,140)	103,662	(23,611,824)

Other significant non-cash items:

Debt converted into equity	153,892	—	—	153,892

Value of warrants issued for advisory services	60,080	—	—	60,080

Segment assets	11,075,101	2,109,049	—	13,184,150

Expenditures for segment assets:
Cash payments for property, plant & equipment	23,784	48,689	440	72,913
Total (loss) profit for reportable segments	(18,895,346)	(4,820,140)	103,662	(23,611,824)
Elimination of intersegment profits	—	—	—	—

Net (loss) profit	$(17,606,736)	$(4,820,140)	$(1,184,948)	$(23,611,824)

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

Directors and Employees— In February 2004, Mr. Fergus Reid, a former member of our board of directors, purchased $100,000 principal amount of our 12.5% Notes. In February 2005, Mr. Reid was issued an additional note with a principal amount of $12,500 to satisfy the first year’s interest. In February 2006, Mr. Reid was issued two additional notes with principal amounts of $12,500 and $1,563 to satisfy interest due. At December 31, 2006, accrued but unpaid interest on these four notes was $13,696.

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

The Company had amounts due to related parties of $2,184,498 and $1,584,498 as of December 31, 2006 and December 31, 2005, respectively. These notes are promissory notes and bridge loans with members of management and directors, bearing interest at rates ranging from prime plus 1% to 12%, and are payable on demand.

The Company had a liability accrued for bonuses payable to employees of $3,411,988 and $3,526,183 at December 31, 2006 and 2005, respectively. Management is currently working with the Board of Directors to formally grant and pay bonuses for the years 2004 and 2005. Bonuses earned prior to 2004 have formally been granted. No bonuses were earned after 2005. The Company intends to satisfy all employee bonus obligations.

In 2005, the Company’s President declined the bonus which was awarded to him by the Board of Directors. This bonus was for $180,703 ($195,976 including accrued employer payroll taxes payable). The declination was accounted for as forgiveness of debt by a related party, and recorded as a capital contribution in 2005.

18.	QUARTERLY DATA (unaudited)

The following tables summarize our quarterly results of operations for each of the quarters in 2006 and 2005. These quarterly results are unaudited, but in the opinion of management have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our results of operations.

	2006

	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,

Revenue	$846,017	$864,810	$765,019	$879,739

Operating costs and expenses	(2,894,077)	(3,629,958)	(3,571,848)	(3,339,357)

Operating loss	(2,048,060)	(2,765,148)	(2,806,829)	(2,459,618)

Other costs	(2,037,683)	(2,106,793)	(2,193,616)	(2,259,470)

Net loss	$(4,085,743)	$(4,871,941)	$(5,000,446)	$(4,719,088)

Preferred stock dividends and accretion of beneficial conversion features	(343,961)	(347,783)	(351,605)	(351,605)

Net loss attributable to common stockholders	$(4,429,704)	$(5,219,724)	$(5,352,051)	$(5,070,693)

Basic and diluted net loss per share	$(0.22)	$(0.25)	$(0.26)	$(0.24)

Weighted-average shares outstanding used in computing basic and diluted net loss per share *	20,375,146	20,875,183	20,938,234	21,036,881

	2005

	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,

Revenue	$729,811	$621,951	$600,407	$563,895

Operating costs and expenses	(7,126,499)	(4,949,844)	(4,231,432)	(2,030,857)

Operating loss	(6,396,688)	(4,327,893)	(3,631,025)	(1,466,962)

Other costs	(2,199,377)	(1,690,787)	(2,135,862)	(1,763,230)

Net loss	$(8,596,065)	$(6,018,680)	$(5,766,887)	$(3,230,192)

Preferred stock dividends and accretion of beneficial conversion features	(336,393)	(347,336)	(351,604)	(351,606)

Net loss attributable to common stockholders	$(8,932,458)	$(6,366,016)	$(6,118,491)	$(3,581,798)

Basic and diluted net loss per share	$(0.94)	$(0.37)	$(0.30)	$(0.18)

Weighted-average shares outstanding used in computing basic and diluted net loss per share *	9,500,531	17,310,003	20,365,586	20,369,719

* - The net loss per share in each quarter is computed using the weighted-average number of shares outstanding during the quarter. The net loss per share for the full year, however, is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the quarterly net loss per share amounts does not equal the full-year net loss per share.

19.	SUBSEQUENT EVENTS

10% Secured Convertible Promissory Note Offering – The Company obtained additional financing under the 10% Secured Convertible Promissory Note offering through the issuance of $1,905,000 of promissory notes in 2007, each with a three year term. In connection with this offering, the Company issued warrants to purchase 47,625 shares of common stock. These warrants have an exercise price of $4.00 per share and expire in 2012. The Company paid a commission of $133,200 in connection with these investments.

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

10.37***

Marshfield Clinic/Linkage Genetics Inc. License Agreement by and between Marshfield Clinic and Linkage Genetics Inc., Effective Date of January 1, 1996 (Confidential treatment has been requested with respect to certain portions of this agreement)

10.38

Joint Research and Marker Development Agreement between MetaMorphix, Inc. and Hubbard S.A.S., dated January 25, 2007. (Confidential treatment has been requested with respect to certain portions of this agreement)

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

The following table presents the aggregate fees billed for the audit services performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte entities”) during the 2006 and 2005 fiscal years.

	2006	2005

Audit Fees	$250,000	$275,000
Tax Fees	91,000	7,500

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

          The Audit Committee pre-approved all of the services provided by the Deloitte entities for fiscal years 2006 and 2005. Pursuant to the Audit Committee Charter, the Audit Committee must pre-approve audit and non-audit services to be provided to us by the independent auditor, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METAMORPHIX, INC.

Date: April 3, 2007	/s/ Edwin Quattlebaum

Edwin Quattlebaum
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edwin Quattlebaum	April 3, 2007

Edwin Quattlebaum
Director, Co-Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ Thomas P. Russo	April 3, 2007

Thomas P. Russo
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Clifton Baile	April 3, 2007

Clifton Baile
Director

John R. Block
Director

/s/ Victor M. Casini	April 3, 2007

Victor M. Casini
Director

/s/ Peter Drake	April 3, 2007

Peter Drake
Director

/s/ Peter A. Meyer	April 3, 2007

Peter A. Meyer
Director and Co-Chairman of the Board

/s/ Howard L. Minigh	April 3, 2007

Howard L. Minigh
Director

/s/ Edward Shonsey	April 3, 2007

Edward Shonsey
Director