Form 10QSB
period 2007-03-31
MetaMorphix Inc.
filed 2007-05-18
CIK 1289370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 1, 2007
Common Stock, $.001 par value	21,081,891 Shares

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

		Page No.
PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Condensed Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets as of March 31, 2007 and December 31, 2006		5

Consolidated Condensed Statements of Operations for the Three Months
	Ended March 31, 2007 and 2006	6

Consolidated Condensed Statements of Cash Flows for the Three Months Ended
	March 31, 2007 and 2006	7

Notes to Consolidated Condensed Financial Statements		8

ITEM 2.	Management's Discussion and Analysis or Plan of Operation	15

ITEM 3	Controls and Procedures	17

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 6.	Exhibits	19

SIGNATURES		20

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

          In 2007, we launched our Canine Heritage Breed Test. This product uses DNA technology to genetically identify canine breed characteristics and can certify certain breeds. This test is being commercially sold to the public.

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

          We have faced the numerous challenges and risks that many emerging growth, research-oriented companies face since our inception. We have had a consistent history of net losses. Our decision to finance the Company through a combination of convertible notes and preferred stock has left us with a large debt obligation, the majority of which is long-term. The challenge is to generate sufficient revenue to repay this long term debt obligation or to have a liquidity event whereby this long term debt will be converted to equity. Now that we are beginning to commercialize our various products, we face risks and challenges relating to liquidity. We are dependent on future fund raising to become solvent until our operations reach profitability.

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

          Our business activities in the area of animal genomics commenced in February 2002, when we acquired some of the animal-related assets of the Celera Genomics Group of Applera Corporation, or Celera, and licensed Celera’s chicken, swine and cattle genome databases for agricultural use within specified fields. In May 2002, we entered into our Joint Development and Marketing Agreement with Cargill; in June 2004, we entered into our Swine Improvement Agreement with Monsanto; and in January 2007, we entered into a Joint Research and Marker Development Agreement with Hubbard to develop improved breeds of chicken as described under “Licenses, Acquisitions, and Collaborative Agreements.”

          Our principal executive office is located at 8000 Virginia Manor Road, Suite 140, Beltsville, Maryland 20705, and our telephone number at that address is (301) 617-9080. We operate our GDF business from our Beltsville, Maryland office. Our animal genomics business operates in Davis, California. We have a corporate internet website at http://www.metamorphixinc.com. The reference to this website address does not constitute incorporation by reference of the information contained therein.

FORWARD LOOKING STATEMENTS

          Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward looking terminology such as “may,” “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects,” or similar terms, variations of such terms or the negative of such terms. Forward-looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors. The safe harbors for forward looking statements provided by Section 21E of the Exchange Act do not apply to statements made in this Form 10-QSB. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. You should also be aware that any of the events described under “Risk factors” in our Form 10-KSB filed April 3, 2007 and elsewhere in that registration statement could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION

ITEM 1.           Consolidated Condensed Financial Statements (Unaudited)

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,259	$277,680
Accounts receivable	219,401	276,852
Prepaid expenses and other current assets	154,706	101,661
Total current assets	575,366	656,193

PROPERTY AND EQUIPMENT—Net	1,613,179	1,724,826
GOODWILL	3,739,870	3,739,870
LEASE SECURITY DEPOSITS	204,494	204,494
DEFERRED DEBT ISSUE COSTS	3,549,514	3,923,570
	9,107,057	9,592,760
TOTAL ASSETS	$9,682,423	$10,248,953

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,591,810	$7,542,233
Accrued compensation	4,490,265	4,697,961
Accrued dividends	3,616,075	3,272,114
Short-term notes payable	4,448,128	2,254,891
Notes payable to officers and directors	2,184,498	2,184,498
Deferred revenue	1,032,081	1,071,635
Celera purchase obligation	3,037,414	2,525,712
Derivative liability	–	100,475
Accrued interest	3,802,346	2,903,556
Total current liabilities	30,202,617	26,553,075

LONG-TERM NOTES PAYABLE, net of discount of $3,656,871 and
$4,162,067 at March 31, 2007 and December 31, 2006, respectively	33,995,721	32,373,497
CELERA PURCHASE OBLIGATION	3,216,417	3,670,936
ACCRUED INTEREST	1,239,525	2,472,743
OTHER LONG-TERM LIABILITIES	134,965	144,772
Total liabilities	68,789,245	65,215,023

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred stock, $0.001 par value—22,000,000 shares authorized and 7,333,819 and 7,326,715 shares issued and outstanding
as of March 31, 2007 and December 31, 2006, respectively	59,918,780	59,918,772
Common stock, $0.001 par value—75,000,000 shares authorized as of
March 31, 2007 and December 31, 2006, 21,079,641 and 21,075,141
shares issued and outstanding as of March 31, 2007 and December 31,
2006, respectively	21,080	21,075
Additional paid-in capital	80,155,954	79,976,295
Accumulated other comprehensive loss	(89,359)	(78,611)
Accumulated deficit	(199,113,277)	(194,803,601)
Total stockholders’ equity (deficit)	(59,106,822)	(54,966,070)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,682,423	$10,248,953

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended

	March 31, 2007	March 31, 2006

REVENUE	$794,321	$846,017
OPERATING COSTS AND
EXPENSES:
Cost of revenue	450,590	600,477
Research and development	548,842	579,699
General and administrative	1,924,655	1,636,780
Depreciation and amortization	83,811	77,121
Total operating costs and expenses	3,007,898	2,894,077
OTHER INCOME (EXPENSE):
Interest expense and accretion of debt
discount	(1,685,616)	(1,533,891)
Debt issue costs	(510,958)	(473,289)
Other income (expense)	–	(30,503)
NET LOSS	(4,410,151)	(4,085,743)
Preferred stock dividends and
accretion of beneficial conversion
features	(343,961)	(343,961)
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(4,754,112)	$(4,429,704)
Net loss per common share:
Basic and diluted	$(0.23)	$(0.22)
Weighted average number of shares
outstanding:
Basic and diluted	21,076,642	20,375,146

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,410,151)	$(4,085,743)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	112,959	117,250
Accretion of debt discount	542,180	515,604
Amortization of deferred debt issue costs	510,958	473,289
Share-based payment expense	486,648	669,618
Fair value change in embedded derivative	–	29,856
Loss on disposal of fixed assets	–	647
Changes in assets and liabilities:
Accounts receivable	57,451	97,766
Prepaid expenses and other current assets	(69,347)	(47,003)
Accounts payable and accrued expenses	81,680	(2,629,875)
Accrued compensation	(207,696)	(803,687)
Deferred purchase obligation	57,183	60,964
Deferred revenue	(39,554)	(84,075)
Accrued interest	1,062,601	933,471
Net cash flows used in operating activities	(1,815,088)	(4,751,918)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(44,163)	(1,132)
Net cash flows used in investing activities	(44,163)	(1,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuances	1,920,000	4,095,000
Payments of debt costs	(120,600)	–
Principal payments on notes	(10,000)	(470,850)
Principle payments on capital lease obligation	(6,570)	–
Net cash flows provided by financing activities	1,782,830	3,624,150
NET DECREASE IN CASH AND CASH EQUIVALENTS	(76,421)	(1,128,900)
CASH AND CASH EQUIVALENTS—Beginning of period	277,680	1,382,225
CASH AND CASH EQUIVALENTS—End of period	$201,259	$253,325
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$21,427	$39,331
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes and accrued interest into new notes	1,397,028	1,241,803

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

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of March 31, 2007, the Company had a working capital deficiency of $29,627,251 and an accumulated deficit of $199,113,277. The Company intends and is currently working to finance its operations primarily through future debt and equity financings and future revenues.

The Company is working with two U.K.-based financial advisors to assist the Company’s Board in evaluating a public listing of the Company’s shares on AIM, a market operated by the London Stock Exchange plc (“AIM”). As part of this public listing, we intend to raise between U.S. $25 million and $40 million through an offering of common stock (the “Offering”). The Offering would not be registered with the SEC because we will be relying on one or more exemptions from registration. Although there can be no assurance at this time that we will be able to successfully complete the Offering, we believe we have assembled a highly respected group of financial institutions to assist us in this process. We are in the process of finalizing the engagement of two investment firms in the U.K. to act as the nominated advisor (“NOMAD”), joint financial advisers and lead and co-broker for a U.K. fundraising and AIM listing. All companies whose shares are listed on AIM are required to appoint a NOMAD, who acts as both a financial advisor to a company and provides the regulatory oversight required by the London Stock Exchange plc. The two firms are well-regarded and highly selective investment firms that have played the role of financial advisor for a number of AIM-listed companies.

In connection with the Offering, we are seeking the requisite consents so that all shares of our preferred stock (Series A through Series G), all of our 12.5% Convertible Notes, and a minimum of 85% of our 10% Convertible Notes convert into common stock upon completion of the Offering and AIM listing. In addition, we are seeking consent to waive the ratchet provisions contained in our Series E preferred stock and 12.5% Convertible Notes since they are so dilutive that they seriously jeopardize our ability to complete the Offering and AIM listing.

In order to secure the automatic conversion and/or amendment of all of our outstanding preferred stock and convertible notes upon the closing of the Offering, we will need holders owning an aggregate of the following percentage of shares of preferred stock or principal amount of convertible notes to agree to conversion and/or amendment (i.e., so long as we obtain consent in the percentages listed below (other than for the 10% Convertible Notes) 100% of the applicable series of preferred stock or convertible notes will be automatically converted into common stock upon the closing of the Offering):

Series A - 85%

Series B - 85%

Series C - 85%

Series D - 85%

Series E - 75%

Series F - 50%

Series G - 50%

12.5% Convertible Notes – 66.66%

10% Convertible Notes – 85%*

*Since there is no existing percentage requirement for conversion of the 10% Convertible Notes, we have been advised that in order to successfully complete the Offering, we will need to obtain consent from holders of at least 85% of the outstanding principal amount of all 10% Notes to convert at the time of the Offering.

The conversion and/or amendment of our preferred stock and convertible notes shall not occur unless we obtain the requisite consents (in the specified percentages) for each class of preferred stock or the convertible notes set forth above.

Our current financial condition makes it imperative that we are able to complete the Offering as soon as possible. At present, we are insolvent, as our liabilities exceed our assets. In addition our auditors, as in earlier years (2004-2005), have included an emphasis paragraph relating to the Company’s ability to continue as a going concern in their audit report on our 2006 financial statements.

If we cannot complete the above described Offering, we will be forced to continue to attempt to raise capital on what we believe may be increasingly unfavorable terms, and we may not be able to raise additional funds at all. This will slow commercialization of some of our technology. If we cannot complete the Offering, we may be forced to seek bankruptcy protection.

The securities to be offered in the Offering have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and unless so registered may not be offered or sold in the United States, except pursuant to an exemption from, or in a transaction subject to, the registration requirements of the Securities Act of 1933 and applicable state securities laws. This disclosure is being made pursuant to Rule 135c under the Securities Act and does not constitute an offer to sell, or the solicitation of an offer to buy, nor shall there be any sale of the securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction.

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

2.           SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements—The interim financial statements of the Company for the three months ended March 31, 2007 and March 31, 2006 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 and March 31, 2006. The interim results of operations for the three months ended March 31, 2007 and March 31, 2006, respectively, are not necessarily indicative of the results that may be achieved for the full year.

Comprehensive Income—The Company’s total comprehensive loss for the quarters ended March 31, 2007 and 2006 is equal to $4,420,899 and $4,086,997, respectively. These amounts represent the sum of the Company’s net loss for the quarters ended March 31, 2007 and 2006 of $4,410,151 and $4,085,743, respectively, and the foreign currency translation adjustments for the quarters ended March 31, 2007 and 2006 of $10,748 and $1,254, respectively.

Recent Accounting Pronouncements— In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its future results of operations and financial position.

In September 2006, the FASB issued a Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

Contained in the registration rights section of the subscription agreement for the Company’s 10% Secured Convertible Promissory Notes was a liquidated damages clause which the Company had accounted for as an embedded derivative in accordance with Emerging Issues Task Force, or EITF, Issue No. 05-4, The Effects of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The liquidated damages clause stated that no later than 90 days following SEC clearance of the Company’s current Form 10-SB, a Registration Statement on Form S-1 (or an equivalent form) relating to an offering of the Company’s securities must be filed. If the registration statement has not been filed as set forth above, the Company shall pay liquidated damages to the noteholders in cash or Common Stock in an amount equal to 1.5% of the Purchase Price per 30 day period (or part thereof) until such filing is made.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company adopted EITF 00-19-2 as of January 1, 2007. The Company determined that the obligation related to the registration rights agreement is not considered probable and therefore is not recognized in the financial statements. As a result, the Company recorded a cumulative-effect adjustment of $100,475 as a decrease to the January 1, 2007 accumulated deficit balance.

3.           SHARE-BASED PAYMENT EXPENSE

The consolidated condensed statements of operations include the following share-based payment expense as calculated pursuant to the provisions of SFAS No. 123(R) for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,	March 31,
	2007	2006

Research and development	$75,505	$95,265
General and administrative	411,143	574,353
Total	$486,648	$669,618

Share-based payments in the expense categories above include expense associated with stock options granted to employees and directors as compensation and to outsiders for services performed.

4.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

              Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2007	2006

Prepaid expenses	80,659	41,452
Supplies inventory	74,047	60,209

Total	$154,706	$101,661

5.           PROPERTY AND EQUIPMENT—NET

              Property and equipment consists of the following:

	March 31,	December 31,
	2007	2006

Office equipment	$1,199,596	$1,199,596
Production equipment	1,933,222	1,931,910
Office equipment under capital lease	213,224	213,224
Leasehold improvements	129,062	129,062

	3,475,104	3,473,792
Less: Accumulated depreciation	(1,861,925)	(1,748,966)

Total	$1,613,179	$1,724,826

The Company recorded depreciation expense of $112,959 and $117,250 for the three months ended March 31, 2007 and 2006, respectively. Accumulated depreciation for equipment under capital leases was $77,713 and $71,646 as of March 31, 2007 and December 31, 2006, respectively.

6.           LONG-TERM DEFERRED DEBT ISSUE COSTS

The long-term deferred debt issue cost activity during the three months ended March 31, 2007 is as follows:

Balance at January 1, 2007	$3,923,570
Calculated value of warrants granted	-
Other debt issue costs	136,902
Amortization to debt issue costs	(510,958)

Balance at March 31, 2007	$3,549,514

7.           COMMITMENTS AND CONTINGENCIES

Leases and Royalty Agreements— The Company has office facilities and equipment under capital and operating leases. In addition, the Company has certain agreements that provide for minimum future royalty payments. Future minimum payments for capital leases, noncancelable operating leases, and royalty agreements with terms in excess of one year at March 31, 2007, are as follows:

	Capital	Operating	Royalty
	Leases	Leases	Agreements

April 1, 2007 through December
31, 2007	$31,793	$790,203	$129,825
2008	42,390	1,052,282	173,100
2009	29,155	1,131,950	173,100
2010	17,480	1,176,630	173,100
2011	17,480	1,222,862	–
2012	7,283	345,424	–
Thereafter	–	–	–

Total payments/(receipts)	145,582	5,719,350	649,125

Less: Amounts representing interest	(8,472)	–	–

Net payments/(receipts)	$137,110	$5,719,350	$649,125

The commitments for capital leases and operating leases set forth in the above table have not been reduced for anticipated amounts to be paid by the sublessee.

Rent expense under operating leases was $218,293 and $199,838 for the three months ended March 31, 2007 and 2006, respectively.

The Company is currently leasing space in Savage, Maryland which it no longer occupies. This lease commenced on January 1, 2002 and will terminate on December 31, 2011. The Company currently subleases this space. This sublease commenced on December 1, 2004 and will terminate on December 31, 2011. The sublease covers the primary lease obligation. In 2006, the sublessee no longer pays rent to the Company but instead pays directly to the lessor. These payments of $23,675 per month in 2007 by the sublessee fully offset amounts owed by the Company under the original lease agreement.

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

On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Mr. Samuel R. Dunlap, a former Company director, who recently exited bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our March 31, 2007 consolidated financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. This litigation remains in the discovery phase at this time. We will indemnify and hold harmless our legal counsel, who is also the Secretary of the Company, in this matter.

On March 15, 2007, we became aware of a claim against us from holders of two 10% convertible promissory notes, for breaches of contract for non-repayment of principal and interest due on July 31, 2006. The original amount of the notes was $150,000 and $50,000, and principal currently past due is $120,000 and $50,000. The amount of the claim, which includes principal and accrued interest through the date of the claim, is $200,074. We have the amounts recorded as liabilities on the financial statements at March 31, 2007.

In addition, during 2006, we settled and dismissed eight collection lawsuits for a total cost of $257,503. At present, there are no such cases pending.

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

8.           DEBT

The Company issued additional 10% Secured Convertible Promissory Notes which totaled $1,920,000 during the three months ended March 31, 2007. These notes have a three year maturity. The Company incurred financings costs of $136,902 in connection with obtaining these investments.

In connection with the issuance of the 10% Secured Convertible Promissory Notes in 2007, the Company granted warrants to purchase 48,000 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2012, and had an allocated value of $36,984 in 2007. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt.

Amortization expense relating to the 10% Secured Convertible Promissory Note and 12.5% Convertible Secured Promissory Note debt discount was $542,180 and $515,604 for the three months ended March 31, 2007 and 2006, respectively.

9.           INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The total amount of unrecognized tax benefits as of the date of adoption was $0. As a result of the implementation of FIN 48, we recognized no adjustment to our unrecognized tax benefits.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We currently have no liabilities recorded for accrued interest or penalties related to uncertain tax positions.

The tax years 1994-2006 remain open to examination by the major taxing jurisdictions to which we are subject, namely U.S. and Canadian federal taxes, and Maryland and California state taxes.

A valuation allowance covering our net deferred tax assets has been provided due to the uncertainty of whether the future income tax benefits will be realized.

10.         BUSINESS SEGMENTS

The Company operates in two industry segments: Growth and Differentiation Factors and Animal Genomics. All segments are dedicated to discovering and commercializing multiple technology platforms to improve the food supply and human health. The Growth and Differentiation Factors business unit operates in Maryland with revenue generated in Maryland through the development and commercialization of companion animal health and livestock production for Growth and Differentiation Factor discoveries. The corporate headquarters is also located at the Maryland facility, and since no discrete financial information exists to separate the corporate activities from that of the Growth and Differentiation Factors segment, they are presented together in the table below. The Animal Genomics business unit operates in California with revenue generated in California through the pioneering of the use of genome information companion animal health and livestock production. The Company previously had a segment called Immunopharmaceuticals, which was operated in Canada. In September 2005, the Company made the decision to consolidate the research efforts of the Immunopharmaceutical business unit into the Growth and Differentiation Factors business unit in order to maximize efficiency, and our facility in Canada was closed. In connection with this closure, we accrued approximately $267,000 at September 30, 2005 in severance benefits for the 11 employees who were involuntarily terminated. Of the original severance accrual, $199,769 remains accrued and unpaid at March 31, 2007. Because liabilities still exist in the Canadian company, the limited activity is still disclosed.

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

	Segment Information

	2007
	Corporate/Growth	Animal	Immunopharma
	and Differentiation	Genomics –	ceuticals –
	Factors – Maryland	California	Canada (1)	Total

Revenues from external customers for the
three months ended March 31, 2007	$-	$794,321	$-	$794,321
Total (loss) profit for reportable segments for
the three months ended March 31, 2007	(3,896,400)	(507,955)	(5,796)	(4,410,151)

Segment assets at March 31, 2007	$7,895,376	$1,787,047	-	$9,682,423

	2006

Revenues from external customers for the
three months ended March 31, 2006	$-	$846,017	$-	$846,017
Total (loss) profit for reportable segments for
the three months ended March 31, 2006	(3,324,224)	(754,311)	(7,208)	(4,085,743)

Segment assets at December 31, 2006	$8,299,983	$1,948,970	-	$10,248,953

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

ITEM 2.           Management's Discussion and Analysis or Plan of Operation

Material Changes in Results of Operations - Comparison of the Three Months Ended March 31, 2007 and 2006

The following table quantifies the amount of revenue earned during the periods presented for each of our principal sources of revenues:

	Three months ended

	March 31,	March 31,
	2007	2006

Revenue

Cattle parentage and identification genotyping
service revenue	$250,263	$245,300

Canine parentage and identification genotyping
service revenue	337,381	426,830

Cattle feedlot genotyping revenue	37,053	31,574

Cattle Tru-Polled® genotyping revenue	87,649	73,170

License fee revenue	52,501	52,501

Other genomic service revenue	29,474	16,642

Total Revenue	$794,321	$846,017

Cost of revenue	(450,590)	(600,477)

Research and development expense	(548,842)	(579,699)

General and administrative expense	(1,924,655)	(1,636,780)

Depreciation and amortization expense	(83,811)	(77,121)

Interest expense and accretion of debt discount	(1,685,616)	(1,533,891)

Debt issue costs	(510,958)	(473,289)

Other income (loss)	–	(30,503)

Net loss	$(4,410,151)	$(4,085,743)

Revenue. Our revenue for the three months ended March 31, 2007 was $794,321, which was a decrease of $51,697, or 6.1%, from the $846,017 during the first quarter of 2006, primarily due to the introduction of canine archiving in the first quarter of 2006. The Company began archiving the canine database in the first quarter of 2006, at which time we archived every canine sample tested to date, generating revenue of approximately $80,000. Since that time, we have been archiving samples as tested, averaging approximately $12,000 per quarter.

Cost of Revenues. Cost of revenues for the first quarter of 2007 was $450,590, a $149,887, or a 25.0% decrease from the $600,477 for the first quarter of 2006. This decrease was primarily related to the launch of the feedlot product line in the first quarter of 2006, which incurred initial costs at a higher level than the stabilized testing costs.

Research and Development. Research and development costs were $548,842 for the first quarter of 2007 compared to $579,699 for the same quarter in 2006. This $30,857, or 5.3%, decrease reflected a stable research effort during the first quarters of 2006 and 2007.

General and Administrative. General and administrative costs were $1,924,655 for the first quarter of 2007 compared to $1,636,780 for the same quarter of 2006. This $287,875, or 17.6% increase was primarily due to the timing of professional fees associated with our SEC filings, including audit, legal and valuation fees. In 2006, most of these costs were incurred in the second quarter, while in 2007, they were incurred in the first quarter. This timing difference amounted to approximately $316,000.

Depreciation and Amortization. Depreciation and amortization remained stable at $83,811 for the quarter ended March 31, 2007 compared to $77,121 for the quarter ended March 31, 2006.

Interest Expense. Interest expense and accretion of debt discount increased $151,725, or 9.9%, to $1,685,616 for the first quarter of 2007 from $1,533,891 for the same quarter in 2006. This increase was primarily due to the increase in the average debt balance for the quarter.

Debt Issue Costs. Debt issue costs increased $37,669, or 8.0%, to $510,958 for the first quarter of 2007 from $473,289 for the first quarter of 2006. This is due to the commissions paid for the 10% Secured Convertible Promissory Notes over the last year, which were deferred and are being amortized over the three-year life of the notes.

Other Expense. Other expense of $30,503 for the quarter ended March 31, 2006, primarily related to the change in fair value of the embedded derivative associated with the liquidated damages clause in the registration rights section of the subscription agreement for our 10% Secured Convertible Promissory Notes. The Company has changed its method of accounting for this instrument and no longer records a change in fair value. See Note 2 – “Significant Accounting Policies”.

Net Loss. Net loss increased $324,408, or 7.9%, to $4,410,151, for the three months ended March 31, 2007 from $4,085,743 for the three months ended March 31, 2006, due to a combination of the factors described above.

Material Changes in Financial Position - Liquidity and Capital Resources

The Company’s primary sources of liquidity are its revenues and the sale of debt and equity securities. At March 31, 2007 the Company had cash and cash equivalents of $201,259 and a working capital deficiency of $29,627,251.

In the first three months of 2007 cash used in operating activities was $1.8 million compared to $4.8 million for the three months ended March 31, 2006. This decrease was primarily due to a $2.8 million increase in the change in accounts payable and accrued expenses, an increase in the change in accrued compensation of $0.6 million, partially offset by an increase in net loss of $0.3 million. Cash used in investing activities was $44,163 and $1,132 for the three months ended March 31, 2007 and 2006, respectively. Net cash provided by financing activities totaled $1.8 million for the three months ended March 31, 2007 compared to $3.6 million for the same period in 2006. This decrease was primarily due to lower net proceeds from debt and stock issuances of $2.2 million, partially offset by lower principal payments of $0.5 million.

The Company does not have any other significant commitments or guarantees, except for rental commitments and employee related obligations.

The Company is working with two U.K.-based financial advisors to assist the Company’s Board in evaluating a public listing of the Company’s shares on AIM, a market operated by the London Stock Exchange plc (“AIM”). As part of this public listing, we intend to raise between U.S. $25 million and $40 million through an offering of common stock (the “Offering”). The Offering would not be registered with the SEC because we will be relying on one or more exemptions from registration. Although there can be no assurance at this time that we will be able to successfully complete the Offering, we believe we have assembled a highly respected group of financial institutions to assist us in this process. We are in the process of finalizing the engagement of two investment firms in the U.K. to act as the nominated advisor (“NOMAD”), joint financial advisers and lead and co-broker for a U.K. fundraising and AIM listing. All companies whose shares are listed on AIM are required to appoint a NOMAD, who acts as both a financial advisor to a company and provides the regulatory oversight required by the London Stock Exchange plc. The two firms are well-regarded and highly selective investment firms that have played the role of financial advisor for a number of AIM-listed companies.

In connection with the Offering, we are seeking the requisite consents so that all shares of our preferred stock (Series A through Series G), all of our 12.5% Convertible Notes, and a minimum of 85% of our 10% Convertible Notes convert into common stock upon completion of the Offering and AIM listing. In addition, we are seeking consent to waive the ratchet provisions contained in our Series E preferred stock and 12.5% Convertible Notes since they are so dilutive that they seriously jeopardize our ability to complete the Offering and AIM listing.

In order to secure the automatic conversion and/or amendment of all of our outstanding preferred stock and convertible notes upon the closing of the Offering, we will need holders owning an aggregate of the following percentage of shares of preferred stock or principal amount of convertible notes to agree to conversion and/or amendment (i.e., so long as we obtain consent in the percentages listed below (other than for the 10% Convertible Notes) 100% of the applicable series of preferred stock or convertible notes will be automatically converted into common stock upon the closing of the Offering):

Series A - 85%

Series B - 85%

Series C - 85%

Series D - 85%

Series E - 75%

Series F - 50%

Series G - 50%

12.5% Convertible Notes – 66.66%

10% Convertible Notes – 85%*

*Since there is no existing percentage requirement for conversion of the 10% Convertible Notes, we have been advised that in order to successfully complete the Offering, we will need to obtain consent from holders of at least 85% of the outstanding principal amount of all 10% Notes to convert at the time of the Offering.

The conversion and/or amendment of our preferred stock and convertible notes shall not occur unless we obtain the requisite consents (in the specified percentages) for each class of preferred stock or the convertible notes set forth above.

Our current financial condition makes it imperative that we are able to complete the Offering as soon as possible. At present, we are insolvent, as our liabilities exceed our assets. In addition our auditors, as in earlier years (2004-2005), have included an emphasis paragraph relating to the Company’s ability to continue as a going concern in their audit report on our 2006 financial statements.

If we cannot complete the above described Offering, we will be forced to continue to attempt to raise capital on what we believe may be increasingly unfavorable terms, and we may not be able to raise additional funds at all. This will slow commercialization of some of our technology. If we cannot complete the Offering, we may be forced to seek bankruptcy protection.

The securities to be offered in the Offering have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and unless so registered may not be offered or sold in the United States, except pursuant to an exemption from, or in a transaction subject to, the registration requirements of the Securities Act of 1933 and applicable state securities laws. This disclosure is being made pursuant to Rule 135c under the Securities Act and does not constitute an offer to sell, or the solicitation of an offer to buy, nor shall there be any sale of the securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction.

We have faced the numerous challenges and risks that many emerging growth, research-oriented companies face since our inception. We have had a consistent history of net losses. Our decision to finance the Company through a combination of convertible notes and preferred stock has left us with a large debt obligation, the majority of which is long-term. The challenge is to generate sufficient revenue to repay this long term debt obligation or to have a liquidity event whereby this long term debt will be converted to equity. Now that we are beginning to commercialize our various products, we face risks and challenges relating to liquidity. We are dependent on future fund raising to become solvent until our operations reach profitability.

We are currently past-due on certain debt obligations. Our efforts have been to negotiate repayment plans in these matters with the best terms possible for both parties. To date, we do not have any outstanding lawsuits related to this indebtedness. While the debt instruments have no material covenants other than the repayment of principal and accrued interest, we are making efforts to maintain shareholder and note holder satisfaction.

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

RISK FACTORS

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER THE RISK FACTORS DESCRIBED IN OUR FORM 10-KSB AS WELL AS THE OTHER INFORMATION AND RISK FACTOR IN THIS FORM 10-QSB BEFORE DECIDING TO INVEST IN OUR SHARES OF COMMON STOCK. IF ANY OF THESE RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER. IF THIS HAPPENS, YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT.

Risks Related to Our Business

If we don’t complete the AIM listing and Offering, we may be forced to seek bankruptcy protection.

If we cannot complete the above described Offering, we will be forced to continue to attempt to raise capital on what we believe may be increasingly unfavorable terms, and we may not be able to raise additional funds at all. This will slow commercialization of some of our technology. If we cannot complete the Offering, we may be forced to seek bankruptcy protection.

The existence of a significant number of securities exercisable for, or convertible into, shares of our common stock may reduce your percentage ownership in us.

As of March 31, 2007, we had outstanding convertible debt, preferred stock, options and warrants which are exercisable for, or convertible into, an aggregate of approximately 45,537,501 shares of common stock. In addition, certain of these securities contain provisions which would increase the number of shares of common stock issuable upon exercise or conversion thereof if we were to issue shares of common stock or other securities with an effective purchase price of less than $4.00 per share. Furthermore, certain of these securities contain conversion or exercise prices that are measured as a discount to our initial offering price, if one were to occur. We are currently undertaking a consent effort from our note holders and our preferred stock holders which would eliminate the ratchet provisions of the conversion price of certain securities. If the consent effort is successful, our 10% Notes ($15,727,763 outstanding at March 31, 2007) will be the only security which will convert at a discount to an offering price. Their conversion price would be the lesser of $4.00 or 70% of an initial offering price. If the consent is not successful, our 12.5% Notes ($21,924,829 outstanding at March 31, 2007) and our Series E Preferred Shares (2,000,000 shares outstanding at March 31, 2007) would also convert at 70% of an initial offering price. The issuance of additional shares of common stock upon the exercise or conversion of these securities will reduce your percentage ownership in us.

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

PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings

On March 15, 2007, we became aware of a claim against us from holders of two 10% convertible promissory notes, for breaches of contract for non-repayment of principal and interest due on July 31, 2006. The original amount of the notes was $150,000 and $50,000, and principal currently past due is $120,000 and $50,000. The amount of the claim, which includes principal and accrued interest through the date of the claim, is recorded as a liability on the financial statements at March 31, 2007. In April, 2007, we reached a settlement agreement in this matter whereby we have paid all accrued interest through April 13, 2007, or $34,157 ($17,078 was paid on April 13 and April 20, 2007). We have agreed to pay $10,000 of principal on June 30, 2007, and the remaining $160,000 of principal on July 31, 2007.

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

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued additional 10% Secured Convertible Promissory Notes which totaled $1,920,000 during the three months ended March 31, 2007. These notes have a three year maturity. The Company incurred financings costs of $136,902 in connection with obtaining these investments.

In connection with the issuance of the 10% Secured Convertible Promissory Notes in 2007, the Company granted warrants to purchase 48,000 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2012, and had an allocated value of $36,984 in 2007. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt.

Amortization expense relating to the 10% Secured Convertible Promissory Note and 12.5% Convertible Secured Promissory Note debt discount was $542,180 and $515,604 for the three months ended March 31, 2007 and 2006, respectively.

ITEM 3.           Defaults Upon Senior Securities

At March 31, 2007, $142,166 of outstanding principal amount under our 8% Secured Convertible Promissory Notes and $884,343 of outstanding principal amount under our 10.9% Secured Convertible Promissory Notes were past due. The original due dates for these notes range from September 2001 to July 2006. There are no amended terms to these past due notes as a result of the default.

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

METAMORPHIX, INC.
Registrant

May 18, 2007	By:	/S/ EDWIN C. QUATTLEBAUM
Date		Edwin C. Quattlebaum
President, Chief Executive Officer and
Co-Chairman of the Board of Directors
(Principal Executive Officer)

May 18, 2007	By:	/S/ THOMAS P. RUSSO
Date		Thomas P. Russo
Executive Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)