Form 10KSB/A
period 2006-12-31
MetaMorphix Inc.
filed 2007-06-08
CIK 1289370

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

          Lastly, we anticipate that we will use our highly informative SNPs as part of a gene discovery program. To that end, we have entered into a license agreement with Genetic Technologies Limited, or GTG, dated September 17, 2004, for the rights to utilize U.S. patent #5,612,179 and #5,851,762, for the duration of their patent life, in our research and commercialization effort. Under the terms of this agreement, we have paid GTG a license issue fee and are contractually obligated to pay license annuity fees for applications in livestock, aquaculture and companion animals. This license agreement expires on December 22, 2015.

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

          We have created novel uses for our parent verification services in the beef industry. Our customers include cattle breed associations that are accustomed to verifying the pedigrees for certain categories of animals. These DNA-based tests are used by breed registries and commercial enterprises to maintain breed integrity and provide information to breeders to be used in making breeding decisions. For the cattle industry, we have entered into a license agreement with Marshfield Clinic, or Marshfield, for the rights to U.S. patent #5,075,217 for the duration of the patent life, to be used in cattle parentage testing. For this right, we pay to Marshfield/Linkage Genetics a quarterly fee. This license agreement expires on April 21, 2009.

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

          The Celera License Agreement contains revenue sharing and royalty provisions that obligate us to pay Celera 3% of any economic consideration we receive from a contract or business relationship in the cattle area for a period of 15 years to the extent such royalty exceeds a cumulative amount of $500,000 annually, and 20% of any consideration we receive from a collaboration entered into prior to February 28, 2006 in the swine sector in perpetuity. We are not obligated to pay a royalty on any swine collaboration entered into after February 28, 2006. Cattle-related payments will be offset against a $500,000 annual payment we are required to make to Celera under the agreement. We received $1,000,000 from a swine collaborative partner, and were required to pay $1,000,000 to Celera for the right to grant a sub-license to that partner. This $1,000,000 will be excluded from the calculation of economic consideration due to Celera when calculating a revenue sharing payment.

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

          Under the Collaboration Agreement, we owe to Johns Hopkins reasonable efforts in their scientific and business judgment to seek commercialization of each GDF. Licenses granted under the Collaboration Agreement continue in effect until the expiration of the last patent licensed. However, the Collaboration Agreement stipulates that failure to achieve certain payment and performance milestones may cause termination of the licenses granted to us in the Collaboration Agreement. We have met the required development milestone which required that a minimum of $2.5 million be spent over the five year period beginning on January 27, 1999 and ending on January 27, 2004. However, we are currently in arrears at December 31, 2006 with respect to $369,541 of patent fees and $755,000 of maintenance fees and research funding which would permit Johns Hopkins to provide us with a 60-day notice-and-cure letter (after which 60-day period, Johns Hopkins would have the right to terminate the license and other rights granted by Johns Hopkins to MetaMorphix). On January 16, 2007 Johns Hopkins sent us a 60-day notice-and-cure letter, but after discussions between us and Johns Hopkins, rescinded that letter in a letter dated March 30, 2007, in exchange for our agreement to a specific repayment plan, to which we have complied. We are presently current under the repayment plan and it is our intention to pay all past-due amounts in accordance with the repayment plan. The Collaboration Agreement had previously been amended twice by the parties — first on January 22, 2002 and again on September 30, 2002 — in each case to extend the term of the sponsored research plan conducted by Johns Hopkins.

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

RISK FACTORS

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER THE FOLLOWING RISK FACTORS AS WILL AS THE OTHER INFORMATION IN THIS FORM 10-KSB/A (AMENDMENT NO. 1) BEFORE DECIDING TO INVEST IN OUR SHARES OF COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER. IF THIS HAPPENS, YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT.

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

          At December 31, 2006, we had $40,975,000 of outstanding indebtedness in the form of short-term and long-term promissory notes. Of such amount, $4,396,000 principal amount is past due. We will need to raise additional funds through financings or future revenue to repay our outstanding indebtedness. Any funds that we raise that are applied to repay our outstanding indebtedness will not be available to fund our business. We may be unable to raise the funds necessary to repay our debt and the holders of past due amounts may seek to enforce their rights against us. In addition, we have issued some of our promissory notes over time and some of these notes do not contain cross default provisions. Therefore, earlier investors in these notes may have greater rights as to payment and security than later investors in the notes.

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

          Since December 31, 2004, we have met both the security holder and total asset levels that obligated us to become a publicly reporting company during 2005. This obligation is imposed by the federal securities laws despite the fact that our securities are not publicly traded. In May 2005, we filed a registration statement on Form 10-SB with the SEC. As a public reporting company under Section 12(g) of the Exchange Act, we are required to file annual and quarterly reports with respect to our business and financial condition and current reports with respect to material events. To date, we have complied with all of the required filings; however, they were not done in a timely manner. We received a comment letter from the SEC dated June 2, 2005, for which a response was provided in a letter by us dated October 3, 2006. Changes to our original filing as a result of that comment letter and a subsequent comment letter dated November 13, 2006 are reflected in Form 10-KSB/A (Amendment No. 1) filed on December 15, 2006. A comment letter was also received on January 12, 2007. We did not amend our Form 10-SB again as a result of that letter. Instead, we are insuring that those comments are addressed in this Form 10-KSB/A (Amendment No. 1). Our history of non-compliance could limit our ability to affect an initial public offering of our common stock or merge with a publicly-traded company.

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

          As of March 31, 2007, we had outstanding convertible debt, preferred stock, options and warrants which are exercisable for, or convertible into, an aggregate of approximately 45,537,501 shares of common stock. In addition, certain of these securities contain provisions which would increase the number of shares of common stock issuable upon exercise or conversion thereof if we were to issue shares of common stock or other securities with an effective purchase price of less than $4.00 per share. Furthermore, certain of these securities contain conversion or exercise prices that are measured as a discount to our initial offering price, if one were to occur. We are currently undertaking a consent effort from our note holders and our preferred stock holders which would modify the ratchet provisions of the conversion price of certain securities. If the consent effort is successful, our 10% Notes ($15,727,763 outstanding at March 31, 2007) will be the only security which will convert at a discount to an offering price. The 10% Notes conversion price would be the lesser of $4.00 or 70% of an initial offering price. If the consent is not successful, our 12.5% Notes ($21,924,829 outstanding at March 31, 2007) and our Series E Preferred Shares (2,000,000 shares outstanding at March 31, 2007) may also convert at 70% of an initial offering price. The issuance of additional shares of common stock upon the exercise or conversion of these securities will reduce your percentage ownership in us.

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

          Net Loss. Net loss decreased $4,934,606, or 20.9%, to $18,677,218 for the year ended December 31, 2006 from $23,611,824 for the year ended December 31, 2005, due to a combination of the factors described above.

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

          Net Loss. Net loss decreased $28,571,638, or 54.8%, to $23,611,824 for the year ended December 31, 2005 from $52,183,462 for the year ended December 31, 2004, due to a combination of the factors described above.

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

          The “Preferred stock dividends and accretion of beneficial conversion features” on the Consolidated Statement of Operations adjusts our net loss to derive a net loss attributable to common stockholders. The dividends on our Series G Preferred Stock which are being accrued in various accounting periods must be added to the net loss because they are required to be paid before any distribution to common stockholders. The value placed on the beneficial conversion feature contained on our 12.5% Convertible Secured Promissory Notes and Series G Preferred Stock was determined by taking the difference between the conversion price and the fair value of our common stock into which the notes and preferred shares are convertible, multiplied by the number of shares into which the notes and preferred shares are convertible. Similar to the preferred stock dividends, the accretion, or amortization, of this feature is added to net loss t o derive a net loss attributable to common stockholders.

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

ITEM 7. FINANCIAL STATEMENTS

          Our consolidated financial statements, including the notes thereto, together with the report of Deloitte & Touche LLP, independent registered public accounting firm, thereon are presented as a separate section of this Form 10-KSB/A (Amendment No. 1), beginning on Page F-1, which follows page 63:

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

          Thomas P. Russo, M.B.A. has served as our Executive Vice President, Treasurer and Chief Financial Officer since June 2004. Mr. Russo has over 28 years of financial executive experience. From February 2004 until joining us, Mr. Russo was Chief Financial Officer of Chesapeake PERL, or C-PERL, a biotech company. From March 2003 to January 2004 he was the Chief Financial Officer for Stem Cell Preservation Technologies. From January 2002 to March 2003, Mr. Russo was with AAI where he sourced funding for biotech and other emerging growth companies. From November 2000 to January 2002, Mr. Russo served as the Chief Financial Officer for EntreMed, Inc. From 1995 to 2000, he was a Principal with Ernst & Young where he served as the Director, Infrastructure and Project Finance, for E&Y’s Capital Market Group, assisting CEOs and CFOs in securing capital. Concurrent with his tenure at E&Y, Mr. Russo was the Chief Financial Officer of Global Plasma Systems, Inc. (now Solena Group), which has technology for alternative waste treatment. Prior to E&Y, Mr. Russo was with Bechtel Enterprises raising capital for infrastructure projects. Prior thereto, Mr. Russo spent 17 years with the World Bank and its private sector affiliate, The International Finance Corporation, providing debt and equity funding for projects worldwide. Mr. Russo holds a B.A. from Georgetown University and an M.B.A. from George Washington University. Currently, he sits on the steering committees for both the Maryland Tech Council Financial Executive Forum and the Washington/Baltimore chapter of the Association of Biotech Financial Officers, or ABFO.

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

ITEM 10. EXECUTIVE COMPENSATION

          The following summary compensation table sets forth, for the last two fiscal years, the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to our two other most highly compensated executive officers at December 31, 2006 whose annual compensation exceeded $100,000 for the fiscal years ended December 31, 2006 and 2005 (collectively, the “named executive officers”):

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Edwin C. Quattlebaum Co-Chairman, President	2006	$427,446	$408,585	$—	$—	$35,501	$871,532
and Chief Executive Officer (1)	2005	$407,349	$370,556	$—	$180,703	$24,720	$983,328

Thomas P. Russo Executive Vice President,	2006	$275,980	$166,386		$—	$3,870	$446,236
Treasurer and Chief Financial Officer(2)	2005	$252,451	$—	$—	$—	$1,932	$254,383

Dennis Fantin Executive Vice President,	2006	$242,664	$421,890	$—	$—	$1,167	$665,721
Chief of Operations (3)	2005	$189,323	$—	$—	$—	$1,029	$190,352

(1)

Dr. Quattlebaum’s option awards represent the fair value of options granted to purchase 575,000 and 343,791 shares of common stock in 2005 and 2006, respectively. His other compensation in 2006 includes group-term life insurance premiums of $3,870, executive life insurance premiums of $14,824, and an auto allowance of $16,807. Other compensation in 2005 includes group-term life insurance premiums of $1,932, executive life insurance premiums of $9,883, and an auto allowance of $12,905. $39,662 of Dr. Quattlebaum’s 2005 salary remains accrued but unpaid at December 31, 2006. In 2005, Dr. Quattlebaum was awarded a bonus of $180,703 for the achievement of goals in 2004. He declined this bonus.

(2)

Mr. Russo’s 2006 option awards represent the fair value of options granted to purchase 140,000 shares of common stock. His other compensation consists of group-term life insurance premiums of $1,932 and $3,870 in 2005 and 2006, respectively. $14,423 of Mr. Russo’s 2005 salary remains accrued but unpaid at December 31, 2006.

(3)

(3) Dr. Fantin’s 2006 option awards represent the fair value of options granted to purchase 355,000 shares of common stock. His other compensation consists of group-term life insurance premiums of $1,029 and $1,167 in 2005 and 2006, respectively. $10,673 of Dr. Fantin’s 2005 salary remains accrued but unpaid at December 31, 2006.

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

          We have entered into an employment agreement with Mr. Russo providing for a base annual salary in the amount of $250,000. The agreement describes his duties, his “at-will” employment status, benefits, and contains severance provisions entitling the executive to receive the equivalent of the executive’s annual base salary for one year in the event of involuntary termination, other than for “cause” (as defined in the employment agreements). This agreement has no expiration date.

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

The Company is obligated to make payments to cover the administration of patent costs in addition to license fee payments to JHU for the animal rights to certain GDFs, but currently has

$369,541 of these payments past-due. Johns Hopkins has the right under the Amended and Restated Collaboration Agreement to terminate our rights to the growth and differentiation technology. On January 16, 2007 Johns Hopkins sent us a 60-day notice-and-cure letter, but after discussions between us and Johns Hopkins, rescinded that letter in a letter dated March 30, 2007, in exchange for our agreement to a specific repayment plan, to which we have complied. We are presently current under the repayment plan and it is our intention to pay all past-due amounts in accordance with the repayment plan. If we were to lose our rights to this technology, we would be unable to complete our product commercialization strategy, thereby reducing the amount of expected revenue and cash flows. Expenses incurred for patent administration and license fee costs were $0, $0 and $5,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

License Agreement with Genetic Technologies Limited—The Company entered into a license agreement with Genetic Technologies Limited, or GTG, dated September 17, 2004, for the rights to utilize U.S. patent #5,612,179 and #5,851,762, for the duration of their patent life, in our research and commercialization effort. Under the terms of this agreement, we have paid GTG a license issue fee and are contractually obligated to pay license annuity fees for applications in livestock, aquaculture and companion animals. This license agreement expires on December 22, 2015.

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

Joint Research and Marker Development Agreement between MetaMorphix, Inc. and Hubbard S.A.S., dated January 25, 2007. (Confidential treatment has been requested with respect to certain portions of this agreement). This exhibit was filed with the Form 10-KSB on April 3, 2007.

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

METAMORPHIX, INC.

Date: June 8, 2007	/s/ Edwin Quattlebaum

Edwin Quattlebaum
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edwin Quattlebaum	June 8, 2007

Edwin Quattlebaum
Director, Co-Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ Thomas P. Russo	June 8, 2007

Thomas P. Russo
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Clifton Baile	June 8, 2007

Clifton Baile
Director

/s/ John R. Block	June 8, 2007

John R. Block
Director

/s/ Victor M. Casini	June 8, 2007

Victor M. Casini
Director

/s/ Peter Drake	June 8, 2007

Peter Drake
Director

/s/ Peter A. Meyer	June 8, 2007

Peter A. Meyer
Director and Co-Chairman of the Board

/s/ Howard L. Minigh	June 8, 2007

Howard L. Minigh
Director

/s/ Edward Shonsey	June 8, 2007

Edward Shonsey
Director