Form 10KSB/A
period 2006-12-31
MetaMorphix Inc.
filed 2008-02-29
CIK 1289370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

RESTATEMENT – EXPLANATORY NOTE

          MetaMorphix, Inc. is filing this Amendment No. 2 to its Annual Report on Form 10-KSB/A, which was originally filed on Form 10-KSB on April 3, 2007, and subsequently amended by Amendment No.1 on Form 10-KSB/A on June 8, 2007, to reflect a restatement of its financial statements.

          As discussed in Note 20 subsequent to the issuance of its Annual Report on Form 10-KSB for the year ended December 31, 2006, MetaMorphix and its audit committee concluded that MetaMorphix should restate its consolidated balance sheets at December 31, 2006 and 2005, and its consolidated statements of operations, cash flows, and stockholders’ equity (deficit) for each of the three years ended December 31, 2006 to correct the following errors:

1.

We used the Black-Scholes option valuation model for the valuation of warrants issued to non-employees from January 1, 1999 through March 31, 2007. The expected life assigned to these transferable warrants, which is an input to the Black-Scholes option valuation model, was less than the contractual life of the warrants. We based the expected life of the warrants on the assumption that the warrants would be exercised prior to it expiration. Upon further reflection and review of accepted valuation techniques and practices and the relevant accounting guidance, it was determined that the contractual life should have been used as an input.

2.

In 2004, holders of our 8% Secured Convertible Promissory Notes and our 10.9% Secured Convertible Promissory Notes converted principal and interest into shares of our Series F Convertible Preferred Stock and warrants to purchase shares of our common stock. This transaction was originally accounted for as an induced conversion. After further review of the appropriate guidance, it was determined that this conversion should have been accounted for as an extinguishment of the notes. This transaction generated a loss on extinguishment.

3.

In 2004, holders of our various Series C, D, & E Bridge Notes converted their notes into our 12.5% Convertible Secured Promissory Notes. It was determined that this conversion should have been accounted for as an extinguishment of the old notes and the establishment of new notes. This transaction generated a loss on extinguishment.

4.

In 2005, we made a material modification to the terms of its 12.5% Convertible Secured Promissory Notes, in connection with a warrant exchange to eliminate a penalty warrant clause. This modification should have been accounted for as an extinguishment of the old notes and the establishment of new notes. This transaction generated a loss on extinguishment.

5.

In 2005, holders of our 8% Secured Convertible Promissory Notes and our 10.9% Secured Convertible Promissory Notes converted principal and interest into shares of our Series G Convertible Preferred Stock and warrants to purchase our common stock. This transaction was originally accounted for as an induced conversion, but it was determined that it should have been accounted for as a debt extinguishment. This transaction generated a gain on extinguishment.

Amended Items of Form 10-KSB

          We are amending the following items in Part II of our fiscal 2006 Form 10-KSB:

•	Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

•	Item 6. Management’s Discussion and Analysis or Plan of Operation

•	Item 7. Financial Statements

•	Item 8A. Controls and Procedures

          We are also filing updated certifications by the Chief Executive Officer and Chief Financial Officer, as well as an updated Consent of our Independent Registered Public Accounting Firm as exhibits to this 10-KSB/A.

All information not affected by amendment is unchanged

          We have not changed any information included in our fiscal 2006 10-KSB (Amendment No.1) filed on June 8, 2007 that is not affected by this amendment. Accordingly, the information included in our fiscal 2006 10-KSB (Amendment No.1) and included in this amendment that is not affected by these items describes conditions as they existed and were presented in our fiscal 2006 10-KSB (Amendment No.1 ) at the time we filed that report with the Securities and Exchange Commission on June 8, 2007. We have not taken into account any other events occurring after the June 8, 2007 filing of our fiscal 2006 10-KSB (Amendment No.1) that might have affected those disclosures, nor have we modified or updated those disclosures, including the exhibits to our fiscal 2006 10-KSB (Amendment No.1), to reflect any other subsequent events. Accordingly, you should, in conjunction with reading this amendment to our fiscal 2006 10KSB (Amendment No 1), also read our quarterly reports on Form 10-QSB and all other filings we have made with the Securities and Exchange Commission since June 8, 2007.

PART I

FORWARD-LOOKING STATEMENTS

          Statements in this Form 10-KSB/A (Amendment No. 2) that are not descriptions of historical facts are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward looking terminology such as “may,” “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects,” or similar terms, variations of such terms or the negative of such terms. Forward-looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Description of Business”. The safe harbors for forward looking statements provided by Section 21E of the Exchange Act do not apply to statements made in this Form 10-KSB/A (Amendment No. 2). Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. You should also be aware that any of the events described under “Risk factors” and elsewhere in this registration statement could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

          Our technology also includes our GENIUS-Whole Genome System™ for swine, which utilizes a map of approximately 600,000 SNPs, and associated intellectual property. We have licensed this technology to Monsanto to enable it to provide high-quality genetic information to pork producers, packers and to consumers. Using our GENIUS-Whole Genome SystemÔ, Monsanto released in January 2007, a new swine sire line which has increased average daily weight gain over the life of the animal by 11% over existing commercial lines. Monsanto expects to release a sow line by mid-2007. When these two lines are mated, the average daily weight gain is expected to increase further compared to existing commercial lines. This improvement is expected to reduce the number of days on feed (120 days versus 150 days) thereby lowering feed costs. MetaMorphix is entitled to royalties on Monsanto’s sales of these, as well as other new swine lines, which provide more production efficient animals and higher quality meat products. We received $1,000,000 from Monsanto in June 2004 as a license fee for access to our database.

          We are exploring opportunities for our GENIUS-Whole Genome System™ with Hubbard, a leading chicken breeder. Our agreement with Hubbard is described in more detail under “Licenses, Acquisitions and Collaborative Agreements.”

          We are also commercializing products based on our animal genomic SNP technology in the companion animal sector. Our initial product, a canine heritage diagnostic tool, Canine Heritage™ Breed Test, can differentiate between canine breeds in mixed breed canines. For purebred dogs, the diagnostic tool can be used to certify the breed. The Canine Heritage application can potentially allow owners to better manage the health of their animals regarding breed specific diseases. We launched the canine heritage diagnostic tool in February 2007.

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

RISK FACTORS

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER THE FOLLOWING RISK FACTORS AS WILL AS THE OTHER INFORMATION IN THIS FORM 10-KSB/A (Amendment No. 2) BEFORE DECIDING TO INVEST IN OUR SHARES OF COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER. IF THIS HAPPENS, YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT.

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

We face uncertainty of the outcome of litigation

          On March 15, 2007, we became aware of a claim against us from Melanie Schow and Declan Jackson, holders of two 10% convertible promissory notes, for breaches of contract for non-repayment of principle and interest due on July 31, 2006. The original amount of the notes was $150,000 and $50,000, and principle currently past due is $120,000 and $50,000. The amount of the claim, which includes principle and accrued interest through the date of the claim, is $200,074. We have the amounts recorded as current liabilities on the financial statements at December 31, 2006.

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

          At December 31, 2006, we were past due in paying patent fees to Johns Hopkins in the amount of $369,541 and research funding in the amount of $755,000. These amounts are accrued in accounts payable and accrued expenses at December 31, 2006. Johns Hopkins has the right under the Amended and Restated Collaboration Agreement to terminate our rights to the growth and differentiation technology. If we were to lose our rights to this technology, we would be unable to complete our product commercialization strategy, thereby reducing the amount of expected revenue and cash flows.

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

          Since December 31, 2004, we have met both the security holder and total asset levels that obligated us to become a publicly reporting company during 2005. This obligation is imposed by the federal securities laws despite the fact that our securities are not publicly traded. In May 2005, we filed a registration statement on Form 10-SB with the SEC. As a public reporting company under Section 12(g) of the Exchange Act, we are required to file annual and quarterly reports with respect to our business and financial condition and current reports with respect to material events. To date, we have complied with all of the required filings; however, they were not done in a timely manner. We received a comment letter from the SEC dated June 2, 2005, for which a response was provided in a letter by us dated October 3, 2006. Changes to our original filing as a result of that comment letter and a subsequent comment letter dated November 13, 2006 are reflected in Form 10-KSB/A (Amendment No. 1) filed on December 15, 2006. A comment letter was also received on January 12, 2007. We did not amend our Form 10-SB again as a result of that letter. Instead, we are insuring that those comments are addressed in this Form 10-KSB/A (Amendment No. 2). Our history of non-compliance could limit our ability to affect an initial public offering of our common stock or merge with a publicly-traded company.

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

          On June 20, 2005, we became aware of a lawsuit and claim against us from Regions Bank for $731,000. Samuel R. Dunlap, a former Company director, who recently exited bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our December 31, 2006 consolidated condensed financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. This litigation remains in the discovery phase at this time. It was filed in Superior Court of Hall County, State Court of Georgia. We will indemnify and hold harmless our legal counsel, who is also our Secretary, in this matter.

          On March 15, 2007, we became aware of a claim against us from the holders of two 10% convertible promissory notes, for breaches of contract for non-repayment of principal and interest due on July 31, 2006. The original amount of the notes was $150,000 and $50,000, and principal currently past due is $120,000 and $50,000. The amount of the claim, which includes principal and accrued interest through the date of the claim, is $200,074. The claim was filed in the Supreme Court of the State of New York. We have the amounts recorded as current liabilities on the financial statements at December 31, 2006.

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

          Market Information.

          As of December 31, 2006, we have warrants outstanding to purchase 9,979,839 shares of our common stock, options outstanding to purchase 10,550,730 shares of our common stock, and convertible notes which may be converted into 9,154,765 shares of our common stock.

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

          Equity Compensation Plan Information.

          The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options/warrants	Weighted-average exercise price of outstanding options/warrants	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)(2)	7,312,155	$ 3.67	—
Equity compensation plans not approved by security holders (1)(3)	3,238,575	3.63	89,999

Total	10,550,730	$ 3.66	89,999

(1)	Please see “Item 6 Executive Compensation – Employees Stock Option Plans” for a description of the material features of each of our plans.

(2)	In November 2006, our 1996 Employees Incentive Stock Option Plan expired.

(3)	This represents the Non-Qualified Plan, which is not required to be approved by security holders.

          The following sets forth information regarding sales of our unregistered securities during the last year:

          In December 2005 through December 2006, we issued an aggregate of $13,807,763 principal amount of 10.0% Secured Convertible Promissory Notes and warrants to purchase 1,932,600 shares of common stock to a group of accredited investors in a private placement for aggregate consideration of $13,712,385. We incurred issue costs of $976,756 for legal fees and commissions, and issue costs of $165,954 relating to warrants to purchase 149,458 shares of our common stock which were issued to financial advisors in connection with this offering.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in this Form 10-KSB/A (Amendment No. 2). This discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and other factors, including, but not limited to, those discussed under “Risk Factors” and elsewhere in this Form 10-KSB/A (Amendment No. 2), that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See “Forward-Looking Statements.” As discussed in Note 20 to the Consolidated Financial Statements, MetaMorphix and its audit committee concluded that MetaMorphix would amend its Annual Report on Form 10-KSB for the year ended December 31, 2006 to restate its consolidated financial statements. The Management’s Discussion and Analysis below has been revised to reflect the effects of the restatement.

Overview

          We are a life science Company. We use our two fundamental proprietary technologies—animal genomics and GDFs to discover, develop and commercialize products we believe will increase livestock quality and production efficiency, improve companion animal health and potentially treat human muscle degenerative diseases and metabolic disorders.

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

          Research and development revenues and other revenues from milestone payments are deferred until achievement of the related milestone; provided we have no continuing performance obligations and the milestone payment is reasonable in relation to the effort expended or the risk associated with its achievement. Typical terms of these agreements with collaborative partners include work plans to jointly develop and commercialize products. Achievement of steps within the work plan triggers milestone payments. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. We use the proportionate performance method to recognize revenue in these instances. This treatment is in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, Selected Revenue Recognition Issues – Section 3: Delivery and Performance.

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

          Cost of Revenue

          Cost of revenue consists primarily of labor and reagent costs, as well as an allocation of indirect costs such as rent and utilities. Costs associated with providing the parentage and identification genotyping services are reported as cost of revenue.

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

Results of Operations

          The following is a summary of our operating results for the three years ended December 31:

	2006	2005	2004

Revenue
Cattle parentage and identification genotyping service revenue	$882,787	$876,389	$705,916
Canine parentage and identification genotyping service revenue	1,401,554	1,265,403	1,229,711
Cattle feedlot genotyping revenue	416,903	—	—
Cattle Tru-Polled® genotyping revenue	293,042	164,268	—
Swine royalty revenue	97,788	—	—
Genomic research project milestone revenue	—	—	3,150,000
Growth differentiation research project milestone revenue			500,000
License fee revenue	210,004	210,004	119,169
Other genomic service revenue	53,506	—	—

Total Revenue	$3,355,585	$2,516,064	$5,704,796
Cost of revenue	(2,177,672)	(1,552,312)	(5,306,663)
Research and development expense	(2,599,724)	(4,311,880)	(4,364,421)
General and administrative expense	(8,314,841)	(10,041,448)	(10,698,706)
Depreciation and amortization expense	(343,003)	(2,432,992)	(12,991,210)
Interest expense and accretion of debt discount	(4,985,774)	(6,167,220)	(29,378,816)
Loss on debt extinguishment	—	(11,540,233)	(4,712,726)
Debt issue costs	(3,009,026)	(3,196,163)	(4,277,408)
Other income (loss)	(16,038)	(192,457)	36,516

Net loss	$(18,090,493)	$(36,918,641)	$(65,988,638)

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

          Interest Expense. Interest expense and accretion of debt discount decreased $1,181,446 to $4,985,774 for the year ended December 31, 2006 from $6,167,220 for 2005. This 19.2% decrease was primarily due to the decrease in the value of warrants issued with convertible debt, and the amortization thereof. This change was partially offset by an increase in the amount of promissory notes outstanding. The Company generated proceeds from 10% note issuances of $9.8 million in 2006. Additionally, interest expense increased due to the additional 12.5% notes which were issued to satisfy accrued interest payable.

          Loss on Debt Extinguishment. There was no loss on debt extinguishment in 2006 as no debt was extinguished during the year. In 2005, the Company made a material modification to the terms of its 12.5% Convertible Secured Promissory Notes which was accounted for as an extinguishment of the old notes and the establishment of new notes. This transaction generated a loss on extinguishment of $11,553,017. Also in 2005, holders of our 8% Secured Convertible Promissory Notes and our 10.9% Secured Convertible Promissory Notes converted $143,992 of principal and interest into 16,882 shares of our Series G Convertible Preferred Stock and warrants to purchase 21,368 shares of our common stock. This transaction was also accounted for as a debt extinguishment and generated a gain on extinguishment of $12,783.

          Debt Issue Costs. Debt issue costs decreased $187,137, or 5.9%, to $3,009,026 for the year ended December 31, 2006 from $3,196,163 for the same period of 2005. This decrease is due to commissions on and the calculated value of warrants issued with short-term loans in 2005. Debt issue costs associated with long-term notes issued in 2006 were deferred and will be amortized over the 3 year life of the notes.

          Other Expense. Other expense was $16,038 for the year ended December 31, 2006 as compared to $192,457 for 2005. This change was primarily due to the loss recorded on the disposal of assets from MetaMorphix Canada, Inc. in 2005.

          Net Loss. Net loss decreased $18,828,148, or 51.0%, to $18,090,493 for the year ended December 31, 2006 from $36,918,641 for year ended December 31, 2005, due to a combination of the factors described above.

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

          Interest Expense. Interest expense and accretion of debt discount decreased $23,211,596 to $6,167,220 for the year ended December 31, 2005 from $29,378,816 for 2004. This 79.0% decrease was primarily due to the decrease in the number and value of penalty warrants issued as well as the value of contingently adjustable terms on warrants related to the 12.5% Convertible Secured Promissory Notes. The penalty warrants issued in the second quarter of 2004 primarily related to the Series C, D, and E bridge loans.

          Loss on Debt Extinguishment. Loss on debt extinguishment was $11,540,233 for the year ended December 31, 2005 compared to $4,712,726 for 2004. This $6,827,507, or 144.9%, increase relates to the volume of extinguishments that took place during the periods. In 2005, the Company made a material modification to the terms of its 12.5% Convertible Secured Promissory Notes which was accounted for as an extinguishment of the old notes and the establishment of new notes. This transaction generated a loss on extinguishment of $11,553,017. Also in 2005, holders of our 8% Secured Convertible Promissory Notes and our 10.9% Secured Convertible Promissory Notes converted $143,992 of principal and interest into 16,882 shares of our Series G Convertible Preferred Stock and warrants to purchase 21,368 shares of our common stock. This transaction was also accounted for as a debt extinguishment and generated a gain on extinguishment of $12,783. In 2004, holders of our 8% Secured Convertible Promissory Notes and our 10.9% Secured Convertible Promissory Notes converted $3,805,539 of principal and interest into shares of our Series F Convertible Preferred Stock and warrants to purchase shares of our common stock. This transaction was accounted for as an extinguishment of the notes and generated a loss on extinguishment of $12,783. Also in 2004, holders of the Company’s various Series C, D, & E Bridge Notes converted their notes into our 12.5% Convertible Secured Promissory Notes which was accounted for as an extinguishment of the old notes and the establishment of new notes. This transaction generated a loss on extinguishment of $2,719,967.

          Debt Issue Costs. Debt issue costs decreased $1,081,245, or 25.3%, to $3,196,163 for the year ended December 31, 2005 from $4,277,408 for the same period of 2004. This decrease is due to debt issue costs relating to short term debt in 2004, which consisted of bridge conversions and a rights offering, offset by a full year’s worth of deferred debt issue cost amortization in 2005.

          Other Expense. Other expense was $192,457 for the year ended December 31, 2005 as compared to other income of $36,516 for 2004. This change was primarily due to the loss recorded on the disposal of assets from MetaMorphix Canada, Inc.

          Net Loss. Net loss decreased $29,069,997, or 44.1%, to $36,918,641 for the year ended December 31, 2005 from $65,988,638 for year ended December 31, 2004, due to a combination of the factors described above.

Beneficial Conversion Feature

          The 12.5% Convertible Secured Promissory Notes issued in 2004 and 2003, the shares of Series F Convertible Preferred Stock issued in 2004 from the rights offering, and the shares of Series G Convertible Preferred Stock issued in 2004 all contained embedded beneficial conversion features as defined in No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. The calculated value associated with the beneficial conversion feature was $411,512 for the Series F Convertible Preferred Stock and $1,952,874 for the Series G Convertible Preferred Stock. We immediately recognized the beneficial conversion feature of the preferred shares as a deemed dividend in 2004.

          For the 12.5% Convertible Secured Promissory Notes, the value of this beneficial conversion feature was calculated to be $4,591,914 and $3,544,158 relating to the notes issued in 2004 and 2003, respectively. Allocating debt issuance proceeds to the beneficial conversion feature resulted in the debt being recorded at a discount which will be amortized to interest expense over the life of the debt.

          The “Preferred stock dividends and accretion of beneficial conversion features” on the Consolidated Statement of Operations adjusts our net loss to derive a net loss attributable to common stockholders. The dividends on our Series G Preferred Stock which are being accrued in various accounting periods must be added to the net loss because they are required to be paid before any distribution to common stockholders. The value placed on the beneficial conversion feature contained on our 12.5% Convertible Secured Promissory Notes and Series G Preferred Stock was determined by taking the difference between the conversion price and the fair value of our common stock into which the notes and preferred shares are convertible, multiplied by the number of shares into which the notes and preferred shares are convertible. Similar to the preferred stock dividends, the accretion, or amortization, of this feature is added to net loss to derive a net loss attributable to common stockholders.

          The 10.0% Secured Convertible Promissory Notes and the shares of Series G Convertible Preferred Stock issued in 2005 and 2006 did not contain embedded beneficial conversion features.

Liquidity and Capital Resources

          Since inception, we have financed cash flow requirements through the issuance of common and preferred stock for cash and services and the issuance of long- and short-term notes. Often, we issue warrants together with such securities. We are currently experiencing substantial cash flow difficulties and we anticipate that we will continue to experience cash flow difficulties for an indefinite period. As a result, we have no plans to make any material capital expenditures. At December 31, 2006 and 2005, we had a working capital deficit of $25,896,881 and $24,767,524, respectively, which deficit has since increased. At December 31, 2006, we had $277,680 of cash and cash equivalents on hand. With this level of cash, we are unable to satisfy our current and expected cash requirements, including vendor charges, fixed operating costs, and payroll related obligations for 2007.

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

Operating Activities. Net cash used in operating activities was $9.9 million in 2006 compared to $5.3 million in 2005. This increase was primarily due to a $7.8 million decrease in the change in accounts payable and accrued expenses and accrued compensation, a $2.1 million decrease in depreciation, an $11.5 million decrease in loss from debt extinguishment, and a $3.0 million decrease in share-based payment expense. These items were partially offset by a $18.8 million decrease in net loss and a $1.4 million increase in accrued interest. In 2006, we used cash available to pay down accounts payable, accrued expenses, and accrued compensation by $2.6 million, as compared to 2005, when the liabilities increased.

Net cash used in operating activities was $5.3 million in 2005 compared to $12.4 million in 2004. This increase was primarily due to a $29.0 million decrease in net loss, a $6.8 million increase in loss on debt extinguishment, and a $5.3 million increase in accounts payable and accrued expenses, partially offset by a $10.5 million decrease in depreciation and amortization, and a $24.3 million decrease in share-based payment expense.

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

Penalty Warrants

          During the year ended December 31, 2004, we issued penalty warrants to purchase 3,325,000 shares of common stock with an initial exercise price of $6.00. Penalty warrants were granted because the Series C, D, and E Bridge Loans were not repaid in full by the due date. These warrants had a calculated value of $7,126,707 which was recorded as interest expense in 2004. The exercise price of the penalty warrants was adjusted to $4.00 in 2004 due to the triggering of a contingently adjustable exercise price clause in the warrant document. The calculated value of this adjustment was $1,053,604, which was recorded as interest expense in 2004.

          In the year ended December 31, 2004, we issued additional penalty warrants to purchase 296,000 shares of common stock with an initial exercise price of $4.00 and $6.00. The penalty warrants had a calculated value of $687,912 which was recorded as interest expense in 2004. The exercise price of the $6.00 warrants was subsequently adjusted down to $4.00 due to a contingently adjustable exercise price clause in the warrant document. The calculated value of the exercise price adjustment was $52,601, which was recorded as interest expense in 2004. In 2005, we issued penalty warrants to purchase 40,000 shares of common stock with an exercise price of $4.00. The penalty warrants had a calculated value of $61,782 which was recorded as interest expense in 2005. These penalty warrants were issued due to the past-due balances on the loans and expire in 2014.

          We issued additional penalty warrants, each with an exercise price of $8.00 per share, to purchase 1,614,582 shares of common stock as of December 31, 2004. These warrants expire in 2014, were valued at $3,346,912 and were expensed as interest expense in 2004. In 2005, we issued additional penalty warrants, each with an exercise price of $8.00 per share, to purchase 1,461,346 shares of common stock. These warrants were valued at $1,931,946 and were expensed as interest expense in 2005. Based on the warrant exchange discussed in Note 14 to the consolidated financial statements, the warrant exchange completed by us in 2005 served to amend the terms of the original note agreement. The amendment was to eliminate the obligation to issue penalty warrants into the future.

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

          Our consolidated financial statements, including the notes thereto, together with the report of Deloitte & Touche LLP, independent registered public accounting firm, thereon are presented as a separate section of this Form 10-KSB/A (Amendment No. 2), beginning on Page F-1, which follows page 67:

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          We have had no disagreements with our independent registered public accounting firm, nor any change in our independent registered public accounting firm during the last three years.

ITEM 8A.	CONTROLS AND PROCEDURES

              In the Company’s original filing of Form 10-KSB for the period ended December 31, 2006 filed on April 3, 2007 and the subsequent Amendment No. 1 on Form 10-KSB/A filed on June 8, 2007, we reported that as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation performed at that time, the Chief Executive Officer and Chief Financial Officer originally concluded that our disclosure controls and procedures were effective.

           Subsequent to such evaluation, in connection with preparation of the Company’s Quarterly Report on Form 10-QSB for the quarter and six-month period ended June 30, 2007, we identified certain accounting errors that led us to conclude that our previously issued financial statements should be restated due to errors in our methodology for calculating and accounting for transferrable warrants and errors in our accounting for certain debt and equity exchange transactions, as described further in Note 20 to the consolidated financial statements of the Company. These errors resulted in the filing of this Amendment No. 2 to our 2006 Annual Report on Form 10-KSB/A. In connection with the filing of this restated Annual Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated our disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2006, as a result of a material weakness in our internal control over financial reporting. A material weakness is defined by Audit Standard No. 5 of the Public Company Accounting Oversight Board as, “A deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

           Specifically, the material weakness identified relates to the Company lacking enough qualified financial personnel to account for the Company's complex debt and equity transactions in accordance with accounting principles accepted in the United States of America ("GAAP"). Notwithstanding this material weakness, management concluded that the consolidated financial statements included in this report present fairly, in all material respects, the Company's financial position and results of operations and cash flows for the periods presented in conformity with GAAP.

           The Company has plans to correct its material weakness through additional, qualified financial personnel and enhancements to the accounting system in 2008.

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

ITEM 10. EXECUTIVE COMPENSATION

          The following summary compensation table sets forth, for the last two fiscal years, the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to our two other most highly compensated executive officers at December 31, 2006 whose annual compensation exceeded $100,000 for the fiscal years ended December 31, 2006 and 2005(collectively, the “named executive officers”):

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Edwin C. Quattlebaum	2006	$427,446	$408,585	$—	$—	$35,501	$871,532
Co-Chairman, President and Chief Executive Officer (1)	2005	$407,349	$370,556	$—	$180,703	$24,720	$983,328

Thomas P. Russo	2006	$275,980	$166,386	$—	$—	$3,870	$446,236
Executive Vice President, Treasurer and Chief Financial Officer (2)	2005	$252,451	$—	$—	$—	$1,932	$254,383

Dennis Fantin	2006	$242,664	$421,890	$—	$—	$1,167	$665,721
Executive Vice President, Chief of Operations (3)	2005	$189,323	$—	$—	$—	$1,029	$190,352

(1)

Dr. Quattlebaum’s option awards represent the fair value of options granted to purchase 575,000 and 343,791 shares of common stock in 2005 and 2006, respectively. His other compensation in 2006 includes group-term life insurance premiums of $3,870, executive life insurance premiums of $14,824, and an auto allowance of $16,807. Other compensation in 2005 includes group-term life insurance premiums of $1,932, executive life insurance premiums of $9,883, and an auto allowance of $12,905. $39,662 of Dr. Quattlebaum’s 2005 salary remains accrued but unpaid at December 31, 2006. In 2005, Dr. Quattlebaum was awarded a bonus of $180,703 for the achievement of goals in 2004. He declined this bonus,

(2)	Mr. Russo’s 2006 option awards represent the fair value of options granted to purchase 140,000 shares of common stock. His other compensation consists of group-term life insurance premiums of $1,932 and $3,870 in 2005 and 2006, respectively. $14,423 of Mr. Russo’s 2005 salary remains accrued but unpaid at December 31, 2006.

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

As discussed in Note 20 to the financial statements, the accompanying financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
April 2, 2007 (February 29, 2008 as to the effects of the restatement discussed in Note 20)

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005

	(as Restated)	(as Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$277,680	$1,382,225
Accounts receivable	276,852	253,827
Prepaid expenses and other current assets	101,661	131,028

Total current assets	656,193	1,767,080

PROPERTY AND EQUIPMENT—Net	1,724,826	2,076,656
GOODWILL	3,739,870	3,739,870
LEASE SECURITY DEPOSITS	204,494	204,494
DEFERRED DEBT ISSUE COSTS	5,814,349	8,338,422

	11,483,539	14,359,442

TOTAL ASSETS	$12,139,732	$16,126,522

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,542,232	$9,042,467
Accrued compensation	4,697,961	5,766,847
Accrued dividends	3,272,114	1,877,160
Short-term notes payable	2,254,891	2,489,004
Notes payable to officers and directors	2,184,498	1,584,498
Deferred revenue	1,071,635	1,420,827
Celera purchase obligation	2,525,712	2,026,442
Derivative liability	100,475	43,214
Accrued interest	2,903,556	2,284,145

Total current liabilities	26,553,074	26,534,604

LONG-TERM NOTES PAYABLE, net of discount of $1,134,299 and $353,875 at December 31, 2006 and 2005, respectively	35,401,265	25,022,645
CELERA PURCHASE OBLIGATION	3,670,936	3,933,767
ACCRUED INTEREST	2,472,743	1,188,332
OTHER LONG-TERM LIABILITIES	144,772	177,575

Total liabilities	68,242,790	56,856,923

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred stock, $0.001 par value—22,000,000 shares authorized as of December 31, 2006 and 2005; 7,326,715 shares issued and outstanding as of December 31, 2006 and 2005	58,146,975	58,146,975
Common stock, $0.001 par value—75,000,000 shares authorized as of December 31, 2006 and 2005; 21,075,141 and 20,369,719 shares issued and outstanding as of December 31, 2006 and 2005, respectively	21,075	20,370
Additional paid-in capital	116,981,763	114,262,479
Accumulated other comprehensive loss	(78,611)	(76,458)
Accumulated deficit	(231,174,260)	(213,083,767)

Total stockholders’ equity (deficit)	(56,103,058)	(40,730,401)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,139,732	$16,126,522

See notes to consolidated financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	December 31, 2006	December 31, 2005	December 31, 2004

	(as Restated)	(as Restated)	(as Restated)

REVENUE	$3,355,585	$2,516,064	$5,704,796

OPERATING COSTS AND EXPENSES:
Cost of revenue	2,177,672	1,552,312	5,306,663
Research and development	2,599,724	4,311,880	4,364,421
General and administrative	8,314,841	10,041,448	10,698,706
Depreciation and amortization	343,003	2,432,992	12,991,210

Total operating costs and expenses	13,435,240	18,338,632	33,361,000
OTHER INCOME (EXPENSE):
Interest expense and accretion of debt discount	(4,985,774)	(6,167,220)	(29,378,816)
Debt issue costs	(3,009,026)	(3,196,163)	(4,277,408)
Loss on debt extinguishment	—	(11,540,233)	(4,712,726)

Other (expense) income	(16,038)	(192,457)	36,516

NET LOSS	(18,090,493)	(36,918,641)	(65,988,638)

Preferred stock dividends and accretion of beneficial conversion features	(1,394,954)	(1,386,939)	(2,854,607)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(19,485,447)	$(38,305,580)	$(68,843,245)

Net loss per common share:
Basic and diluted	$(0.94)	$(2.26)	$(16.42)

Weighted average number of shares outstanding:
Basic and diluted	20,808,534	16,925,770	4,192,412

See notes to consolidated financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 31, 2006	December 31, 2005	December 31, 2004

	(as Restated)	(as Restated)	(as Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,090,493)	$(36,918,641)	$(65,988,638)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	470,056	2,591,092	13,131,841
Accretion of debt discount	482,826	732,991	3,055,775
Amortization of deferred debt issue costs	3,009,026	2,725,481	2,617,920
Share-based payment expense	2,722,030	5,724,159	28,293,276
Loss on debt extinguishment	—	11,540,233	4,712,726
Fair value change in embedded derivative	26,337	—	—
(Gain) loss on disposal of fixed assets	647	197,023	4,990
Changes in assets and liabilities:
Accounts receivable	(23,026)	(10,969)	(132,222)
Prepaid expenses and other current assets	29,326	(27,906)	29,844
Lease security deposits	—	2,770	(79,652)
Accounts payable and accrued expenses	(1,508,119)	3,970,914	(1,326,929)
Accrued compensation	(1,068,886)	1,267,896	1,262,089
Deferred purchase obligation	236,439	251,133	(1,400,000)
Deferred revenue	(349,192)	(60,004)	980,831
Accrued interest	4,184,688	2,764,091	2,388,579
Other, net	(32,725)	(31,147)	44,625

Net cash flows used in operating activities	(9,911,066)	(5,280,884)	(12,404,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,132)	(72,913)	(281,039)
Proceeds from sale of property and equipment	—	23,863	5,000

Net cash flows used in investing activities	(21,132)	(49,050)	(276,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuances	9,828,177	6,329,208	6,607,789
Payments of debt issue costs	(444,524)	(548,903)	(1,500,406)
Principal payments on notes	(596,500)	(119,528)	(3,205,027)
Principal payments under capital lease obligations	—	—	(10,503)
Proceeds from stock issuances	40,500	564,618	11,230,897

Net cash flows provided by financing activities	8,827,653	6,225,395	13,122,750

Effects of exchange rate differences on cash and cash equivalents	—	(21,209)	(17,025)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,104,545)	874,252	424,741
CASH AND CASH EQUIVALENTS—Beginning of year	1,382,225	507,973	83,232

CASH AND CASH EQUIVALENTS—End of year	$277,680	$1,382,225	$507,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$84,392	$108,509	$263,213

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted into equity	$—	$153,892	$3,762,693
Acquisition of fixed assets under capital lease	—	—	152,194
Conversion of notes and accrued interest into new notes	2,280,867	2,293,153	2,933,489
Additions of property included in accounts payable	97,741	607,212	—

See notes to consolidated financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	2006		2005		2004

	Shares	Amount	Shares	Amount	Shares	Amount

Convertible Preferred Stock, Series A
Balance, beginning and end of year	1,001,000	$5,850,001	1,001,000	$5,850,001	1,001,000	$5,850,001

Convertible Preferred Stock, Series B
Balance, beginning and end of year	200,000	500,000	200,000	500,000	200,000	500,000

Convertible Preferred Stock, Series C
Balance, beginning and end of year	714,661	1,753,503	714,661	1,753,503	714,661	1,753,503

Convertible Preferred Stock, Series D
Balance, beginning and end of year	26,667	360,017	26,667	360,017	26,667	360,017

Convertible Preferred Stock, Series E
Balance, beginning and end of year	2,000,000	35,000,000	2,000,000	35,000,000	2,000,000	35,000,000

Convertible Preferred Stock, Series F
Balance, beginning of year, as restated	1,834,440	7,370,499	1,834,440	7,360,311	—	—

Issuance of Series F offering	—	—	—	—	352,156	1,132,788
Issuance of Series F shares upon debt conversion transaction	—	—	—	—	1,482,284	6,227,523
Other	—	—	—	10,188	—	—

Balance, end of year, as restated	1,834,440	7,370,499	1,834,440	7,370,499	1,834,440	7,360,311

Convertible Preferred Stock, Series G
Balance, beginning of year, as restated	1,549,947	7,312,955	1,461,547	6,775,476	—	—

Issuance of Series G shares upon debt conversion transaction	—	—	16,882	143,992	—	—
Issuance of Series G shares, as restated	—	—	71,518	393,487	1,461,547	6,775,476

Balance, end of year, as restated	1,549,947	7,312,955	1,549,947	7,312,955	1,461,547	6,775,476

Total Convertible Preferred Stock, as restated	7,326,715	58,146,975	7,326,715	58,146,975	7,238,315	57,599,308

Common Stock
Balance, beginning of year	20,369,719	20,370	9,488,878	9,489	4,454,770	4,455
Exercise of stock options and warrants	134,605	134	18,678	19	12,521	13

Cancellation of common shares in connection with issuance of Series F Preferred shares upon debt conversion	—	—	—	—	(392,694)	(393)

Issuance of common stock to satisfy accrued expenses	—	—	100,000	100

Conversion of warrants to common stock	570,817	571	10,762,163	10,762	5,414,281	5,414

Balance, end of year	21,075,141	$21,075	20,369,719	$20,370	9,488,878	$9,489

(Continued)

See notes to consolidated financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT), CONTINUED

	2006	2005	2004

Additional Paid-In Capital
Balance, beginning of year, as restated	$114,262,479	$108,459,775	$64,457,678
Exercise of stock options and warrants	120,035	37,925	11,316
Issuance of common stock to satisfy accrued expenses	—	264,900	—
Forgiveness of bonus by officer	—	195,976	—
Cancellation of common shares in connection with issuance of Series F Preferred shares upon debt conversion	—	—	(2,742,826)
Conversion of warrants to common stock	(571)	(10,762)	(5,414)
Preferred stock beneficial conversion feature, as restated	—	—	2,364,385
Preferred stock dividends and accretion of beneficial conversion feature, as restated	(1,394,954)	(1,386,939)	(2,854,607)
Issuance of stock warrants, as restated	1,272,744	3,314,239	43,868,928
Share-based payment expense	2,722,030	3,387,365	3,360,315

Balance, end of year, as restated	116,981,763	114,262,479	108,459,775

Accumulated Other Comprehensive Loss
Balance, beginning of year	(76,458)	(32,228)	(3,662)
Foreign currency translation adjustment †	(2,153)	(44,230)	(28,566)

Balance, end of year	(78,611)	(76,458)	(32,228)

Accumulated Deficit
Balance, beginning of year, as restated	(213,083,767)	(176,165,126)	(110,176,488)
Net loss, as restated †	(18,090,493)	(36,918,641)	(65,988,638)

Balance, end of year, as restated	(231,174,260)	(213,083,767)	(176,165,126)

Total Shareholders’ Equity (Deficit), as restated	$(56,103,058)	$(40,730,401)	$(10,128,782)

†	Combined, these amounts represent total comprehensive loss of $18,092,646, $36,962,871 and $66,017,204 for the years ended December 31, 2006, 2005, and 2004, as restated, respectively.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

1.	NATURE OF THE BUSINESS AND GOING CONCERN-MANAGEMENT’S PLANS

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

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of December 31, 2006, the Company had a working capital deficiency of $25,896,881 and an accumulated deficit of $231,174,260. The Company intends and is currently working to finance its operations primarily through future debt and equity financings and future revenues.

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

When the Company has performance obligations under an arrangement, revenue recognition is deferred until the obligations are fulfilled. Where the Company’s level-of-effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment by management. This judgment includes cost based estimates to establish level-of-effort progress. Research and development revenues and other revenues from milestone payments are deferred until achievement of the related milestone; provided the Company has no continuing performance obligations and the milestone payment is reasonable in relation to the effort expended or the risk associated with its achievement. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations. We use the proportionate performance method to recognize revenue in these instances. This treatment is in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, Selected Revenue Recognition Issues – Section 3: Delivery and Performance.

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

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than 90 days.

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

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are principally accounts receivable. The Company had $276,852 and $253,827 of accounts receivable outstanding at December 31, 2006 and December 31, 2005, respectively. Accounts receivable concentration by our top four customers is as follows:

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

Deferred Debt Issue Costs—Direct costs incurred in connection with financing activities are amortized over the estimated lives of the related obligations using the effective interest method. These costs include commissions, professional fees, and the calculated value of share-based payments made for financial advisory services.

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

Value of Financial Instruments—Other than described below, the Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, accounts payable and other accrued liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2006 and 2005. Management believes the principal balance of its long-term debt, which is $1,134,299 and $353,875 higher than the carrying value at December 31, 2006 and 2005, respectively, is a better estimate of the fair value of that liability, as face value approximates fair value. The debt is carried net of unamortized discount.

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

In September 2006, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the effects that FIN 48 will have on our financial statements.

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

The Company presents “basic” earnings (loss) per share and “diluted” earnings per share pursuant to the provisions of SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income or loss applicable to common stock (which reflects a charge of $1,394,954 and $1,386,939 for preferred stock dividends in 2006 and 2005, respectively, and

$2,854,607 for preferred stock dividends and accretion of beneficial conversion feature in 2004) by the weighted average number of common shares outstanding during each period.

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

As of December 31, 2006, 2005 and 2004, there were 29,685,334, 25,555,850 and 26,967,372 shares of common stock potentially issuable upon the exercise of stock options and warrants and the conversion of convertible securities, respectively. However, diluted per share amounts have not been presented in the accompanying consolidated statement of operations because the Company had a net loss in 2006, 2005, and 2004 and the assumed effects of the exercise of all of the Company’s outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

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

Wyeth Agreement—In 2002, the Company signed a Cross License Agreement with Wyeth, which further expanded the scope of research and development collaboration (as described in the 1999 Amended and Restated Collaboration Agreement noted below) and the sharing of discoveries and reagents with regard to Myostatin. This agreement increased the Company’s royalty entitlement under the Amended and Restated Collaboration Agreement, or the Collaboration Agreement, with The Johns Hopkins University School of Medicine and Genetics Institute, Inc. (now a division of Wyeth) by 2% for any of Wyeth’s net sales derived from the use of Myostatin for human therapeutic application if Wyeth utilizes MMI patented technology. In return, the Company shall pay to Wyeth a maximum royalty of 2% of net sales for the use of any Wyeth technology in commercializing Myostatin within the agricultural or veterinary fields. The first payment of $500,000 under the 1999 Agreement was made by Wyeth to the Company in July 2004 and was recognized as revenue in 2004. No other royalties have been paid or received under this agreement. The Wyeth Agreement terminates upon the expiration of the last patent to be filed, which is currently November 10, 2025.

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

Royalty Agreements— On August 15, 2000, we acquired substantially all of the assets relating to the animal health immunopharmaceutical business (including certain patent and licenses relating to Myostatin technology) of Biostar Inc., a privately-held Canadian company. The purchase price consisted of up to $2,500,000 in cash and 1,359,733 shares of our common stock. Of the cash amount, $500,000 has been paid to date, with payment of the remaining $2,000,000 being subject to attainment of the following two performance milestones: (1) if Biostar obtains a particular claim from the U.S. Patent and Trademark Office, it will be entitled to a $1,000,000 payment from us, and (2) if we had demonstrated “proof of concept” by August 2004, Biostar would have been entitled to a $1,000,000 payment by us. The proof of concept milestone payment was not demonstrated by August 2004, and thus, Biostar will not be paid the $1,000,000 milestone. The Company does not anticipate that Biostar will obtain the particular claim from the U.S. Patent and Trademark Office; however, the Company is committed to make this payment when and if this milestone is met. In conjunction with its acquisition of the animal health immunopharmaceutical business of Biostar, Inc. in 2000 (now known as MetaMorphix Canada, Inc., a wholly-owned subsidiary of the Company), the Company entered into an agreement with Vaccine & Infectious Disease Organization, or VIDO, in August 2000. This agreement gives the Company exclusive licenses for the substance which helps to increase the immune response to vaccines and related technology in the non-infectious disease animal field. VIDO is a division of The University of

Saskatchewan. The term of the agreement is from August 2000 to the later of (a) the expiration or invalidation of the last remaining licensed patents or (b) ten years from the date of first marketing of a product developed from the licensed patents. This agreement requires that the Company pay VIDO minimum royalty payments on a quarterly basis. We are obligated to make quarterly payments of CAD $50,000 as a minimum royalty fee. The Company recorded license fee expense relating to these royalties of USD $175,295, $124,752 and $115,915 for the years ended December 31, 2006, 2005 and 2004, respectively. These license fee expenses are a component of research and development expense. The Company has recorded a liability for these royalties of USD $396,871 and $225,225 at December 31, 2006 and December 31, 2005, respectively. The Company is currently in default of this agreement due to non-payment and is subject to a breach notification from the licensor. The breach notification would cause the license agreement to end if the default is not remedied in 90 days. No breach notification has been received.

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

The Company is obligated to make payments to cover the administration of patent costs in addition to license fee payments to JHU for the animal rights to certain GDFs, but currently has $369,541 of these payments past-due. Johns Hopkins has the right under the Amended and Restated Collaboration Agreement to terminate our rights to the growth and differentiation technology.On January 16, 2007 Johns Hopkins sent us a 60-day notice-and-cure letter, but after discussions between us and Johns Hopkins, rescinded that letter in a letter dated March 30, 2007, in exchange for our agreement to a specific repayment plan, to which we have complied. We are presently current under the repayment plan and it is our intention to pay all past-due amounts in accordance with the repayment plan. If we were to lose our rights to this technology, we would be unable to complete our product commercialization strategy, thereby reducing the amount of expected revenue and cash flows. Expenses incurred for patent administration and license fee costs were $0, $0 and $5,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

License Agreement with Genetic Technologies Limited—The Company entered into a license agreement with Genetic Technologies Limited, or GTG, dated September 17, 2004, for the rights to utilize U.S. patent #5,612,179 and #5,851,762, for the duration of their patent life, in our research and commercialization effort. Under the terms of this agreement, we have paid GTG a license issue fee and are contractually obligated to pay license annuity fees for applications in livestock, aquaculture and companion animals. This license agreement expires on August 22, 2014.

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

The consolidated statements of operations include the following share-based payment expense as calculated pursuant to the provisions of SFAS No. 123(R) for the years ended December 31, 2006, 2005 and 2004:

	December 31,

	2006	2005	2004

Research and development	$355,115	$482,197	$644,797

General and administrative	2,366,915	2,905,167	2,715,518

Interest expense and accretion of debt discount	—	2,306,357	24,225,069

Debt issue costs	—	30,438	707,892

Total	$2,722,030	$5,724,159	$28,293,276

Included in loss on extinguishment of debt in 2005 and 2004 were warrants given as an inducement to convert from debt to preferred stock with a calculated value of $18,430 and $2,434,262, respectively. No warrants were given as an inducement to convert from debt to preferred stock in 2006.

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

10.	LONG-TERM DEFERRED DEBT ISSUE COSTS

The long-term deferred debt issue cost activity in 2006, 2005 and 2004 is as follows:

Balance at January 1, 2004	$8,582,275

Allocated value of warrants granted	2,996,631
Other debt issue costs	1,500,858
Amortization to debt issue costs	(2,673,589)

Balance at December 31, 2004	10,406,175

Allocated value of warrants granted	125,495
Other debt issue costs	532,233
Amortization to debt issue costs	(2,725,481)

Balance at December 31, 2005	8,338,422

Allocated value of warrants granted	40,429
Other debt issue costs	444,524
Amortization to debt issue costs	(3,009,026)

Balance at December 31, 2006	$5,814,349

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

The Company’s provision for income taxes was $0 for each of the years ended December 31, 2006, 2005, and 2004.

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows;

	December 31,

	2006	2005	2004

Deferred tax assets:
Stock compensation	$7,954,000	$6,806,000	$5,475,000
Accrued liabilities	1,762,000	1,501,000	1,568,000
Net operating loss	52,294,000	45,968,000	36,386,000
Intangible assets	8,284,000	9,662,000	10,181,000
Capital loss	—	195,000	195,000
Foreign tax credit	860,000	860,000	841,000

	71,154,000	64,992,000	54,646,000

Deferred tax liabilities:
Depreciation	(272,000)	(309,000)	(238,000)

	(272,000)	(309,000)	(238,000)

Net deferred tax asset before allowance	70,882,000	64,683,000	54,408,000
Valuation allowance	(70,882,000)	(64,683,000)	(54,408,000)

Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain given the Company’s history of losses. Therefore a valuation allowance has been recorded for the entire deferred tax asset. The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred assets.

The valuation allowance activity in 2006, 2005 and 2004 is as follows:

Valuation allowance balance at January 1, 2004	$(34,544,000)

Net increase to valuation during 2004	(19,864,000)

Valuation allowance balance at December 31, 2004	(54,408,000)

Net increase to valuation during 2005	(10,275,000)

Valuation allowance balance at December 31, 2005	(64,683,000)

Net increase to valuation during 2006	(6,199,000)

Valuation allowance balance at December 31, 2006	$(70,882,000)

The reconciliation of the tax provision (benefit) computed at the statutory rate to the effective tax rate is as follows:

	Year ended December 31,

	2006	2005	2004

Federal income tax rate	35.00%	35.00%	35.00%
State	4.34%	3.90%	3.90%
Foreign	—	—	0.95%
Permanent tax differences	(3.84%)	(1.51%)	(0.90%)
Change in valuation allowance	(35.50%)	(37.39%)	(38.95%)

Effective tax rate	0.00%	0.00%	0.00%

As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $133,000,000 which will expire from 2010 through 2025.

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

On March 15, 2007, we became aware of a claim against us from holders of two 10% convertible promissory notes, for breaches of contract for non-repayment of principal and interest due on July 31, 2006. The original amount of the notes was $150,000 and $50,000, and principal currently past due is $120,000 and $50,000. The amount of the claim, which includes principal and accrued interest through the date of the claim, is $200,074. We have the amounts recorded as current liabilities on the financial statements at December 31, 2006.

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

The Company repaid $0 and $55,080 in the years ended December 31, 2006 and 2005, respectively. The Company converted $2,767,687 of 8% Notes as well as accrued interest of $239,610, into 683,477 shares of Series F Convertible Preferred Stock of the Company in the year ended December 31, 2004. In connection with the 8% Note conversion to Series F Convertible Preferred Stock, the Company issued warrants to purchase 819,757 shares of common stock with an exercise price of $6.00 during the year ended December 31, 2004. The warrants expire in 2014 and had a calculated value of $1,964,558.

The conversion of the 8.0% Notes into the Series F Convertible Preferred Stock in 2004 described above qualified as an extinguishment of debt. The Company recorded a loss on debt extinguishment of $1,571,385 in 2004 relating to these conversions.

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

The Company repaid $53,500 and $64,448 in the years ended December 31, 2006 and 2005, respectively. The holders converted principal of $117,442 as well as accrued interest of $26,550 into 16,882 shares of Series G Convertible Preferred Stock of the Company in the year ended December 31, 2005. In connection with the 10.9% Note conversion to Series G Convertible Preferred Stock, the Company issued warrants to purchase 17,769 shares of common stock with an exercise price of $6.00, and warrants to purchase 3,599 shares of common stock with an exercise price of $4.00 during the year ended December 31, 2005. The warrants expire in 2015 and had a calculated value of $18,430.

The Company issued new rollover notes which included amounts to satisfy accrued interest of $0 and $140,332 for the year ended December 31, 2006 and 2005, respectively, at the election of the noteholders.

The holders converted principal of $739,409 as well as accrued interest of $67,018 into 183,277 shares of Series F Preferred stock of the Company in the year ended December 31, 2004. In connection with the 10.9% Note conversion to Series F Convertible Preferred Stock, the

Company issued warrants to purchase 195,995 shares of common stock with an exercise price of $6.00 during the year ended December 31, 2004. The warrants expire in 2014 and had a calculated value of $469,704.

The conversion of the 10.9% Notes into shares of Series G Convertible Preferred Stock in 2005 and Series F Convertible Preferred Stock in 2004 described above qualified as an extinguishments of debt. The Company recorded a gain on debt extinguishment of $12,783 in 2005 and a loss on debt extinguishment of $421,373 in 2004 relating to these conversions.

Bridge Loans—The Company issued bridge loans in 2005 which totaled $3,292,958. These loans bear interest at 10% and are repayable one year from the original issue date. The Company issued warrants in connection with these loans to purchase 257,495 shares of common stock. These warrants have an exercise price of $4.00 and an allocated value of $264,245, which was recorded as interest expense in 2005. Holders of bridge notes totaling $2,084,958 converted their bridge loans, along with accrued interest into $2,180,336 of 10.0% Secured Convertible Promissory Notes on December 30, 2005. There was no gain or loss on the conversion.

During the year ended December 31, 2006, the Company repaid $193,000 of bridge loans.

The Company also issued warrants to purchase 50,248 shares of common stock in the year ended December 31, 2005 for advisory services in connection with obtaining the bridge loans. The warrants have an exercise price of $4.00 per share, expire in 2015, had a calculated value of $95,634 and were recorded as debt issue costs in the year ended December 31, 2005.

The Series C, D, and E Bridge Loans were issued in May through July 2003 and totaled $5,975,000. The Company had no amounts due under these loans at either December 31, 2006 or December 31, 2005. The loans had a 12% interest rate and were due on December 31, 2003. The Company repaid $0 and $1,392,500 plus accrued interest during the years ended December 31, 2005 and 2004, respectively. The Company incurred penalty interest at a rate of 18% on past-due balances. During the year ended December 31, 2004, holders of the Series C, D, and E Bridge Notes converted $2,112,500 plus accrued interest into $2,203,730 of 12.5% Convertible Secured Promissory Notes. In connection with the Series C, D, and E Bridge Loans, the Company issued warrants to purchase 2,390,000 of common stock with an initial exercise price of $12.00. These warrants expire in 2013, have an allocated value of $2,472,392, and were recorded as interest expense during the year ended December 31, 2003. The exercise price of these warrants was subsequently adjusted down to $6.00 due to the triggering of a contingently adjustable exercise price clause in the warrant document. The calculated value of this adjustment was $1,320,123, which was recorded as interest expense in 2003. During the year ended December 31, 2004, the Company also issued penalty warrants to purchase 3,325,000 shares of common stock with an initial exercise price of $6.00. Penalty warrants were granted because the Series C, D, and E Bridge Loans were not repaid in full by the due date. These warrants had a calculated value of $7,126,707 which was recorded as interest expense in 2004. The exercise price of the penalty warrants was adjusted to $4.00 in 2004 due to the triggering of a contingently adjustable exercise price clause in the warrant document. The calculated value of this adjustment was $1,053,604, which was recorded as interest expense in 2004. The conversion of the Series C, D, and E Bridge Notes into the 12.5% Convertible Secured Promissory Notes qualified as an extinguishment of debt, and the Company recorded a loss on debt extinguishment of $2,719,967 in 2004.

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

The Company obtained bridge loans in May and June 2003 from Mr. Peter Meyer, our Co-Chairman, of $500,000 and Mr. Clifton Baile, a member of our board of directors, of $60,000. The loans bear interest at 12%. The Company had outstanding amounts due on the loan from Mr. Meyer of $250,000 at December 31, 2006 and 2005. The Company repaid $250,000 plus accrued interest to Mr. Meyer and $30,000 plus accrued interest to Mr. Baile in November 2003. The Company repaid $30,000 plus accrued interest to Mr. Baile in February 2004. In connection with these loans, the Company issued warrants to purchase 224,000 shares of common stock in 2003 with an exercise price of $12.00. The warrants had an allocated value of $235,531 which was recorded as interest expense in 2003. The exercise price was subsequently adjusted down to $6.00 due to a contingently adjustable exercise price clause in the warrant document. The calculated value of the exercise price adjustment was $123,727, which was recorded as interest expense in 2003. These warrants expire in 2013. In the year ended December 31, 2004, due to non-repayment of these bridge loans, the Company issued penalty warrants to purchase 296,000 shares of common stock with an initial exercise price of $4.00 and $6.00. The penalty warrants had a calculated value of $687,912 which was recorded as interest expense in 2004. The exercise price of the $6.00 warrants was subsequently adjusted down to $4.00 due to a contingently adjustable exercise price clause in the warrant document. The calculated value of the exercise price adjustment was $52,601, which was recorded as interest expense in 2004. In 2005, the Company issued penalty warrants to purchase 40,000 shares of common stock with an exercise price of $4.00. The penalty warrants had a calculated value of $61,782 which was recorded as interest expense in 2005. These penalty warrants were issued due to the past-due balances on the loans and expire in 2014. Also due to the past-due balances, the loans bear a penalty interest rate of 18% for the years ended December 31, 2006 and 2005.

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

The table below summarizes the long-term debt activity and year-end balances for 2006 and 2005:

	Year ended December 31, 2006	Year ended December 31, 2005

LONG-TERM NOTES PAYABLE

12.5% Convertible Secured Promissory Notes
Face amount, beginning of year	$18,246,934	$16,200,631
Issuance of new notes to satisfy accrued interest payable	2,280,867	2,046,303

Face amount, end of year	20,527,801	18,246,934

Unaccreted debt (discount) premium, beginning of year	371,870	(11,848,161)
Accretion of discount to interest expense	—	763,944
Reduction in discount from debt extinguishment	—	11,084,217
Debt premium from debt extinguishment	—	468,800
Accretion of premium to interest expense	(129,242)	(96,930)

Unaccreted debt premium, end of year	242,628	371,870

12.5% Convertible Secured Promissory Notes net outstanding balance, end of year	20,770,429	18,618,804

10% Secured Convertible Promissory Notes
Face amount, beginning of year	4,929,586	—
Proceeds from debt issuance	8,878,177	2,749,250
Conversion from short-term notes including accrued interest of $95,378	—	2,180,336

Face amount, end of year	13,807,763	4,929,586

Unaccreted debt discount, beginning of year	(725,745)	—
Debt discount from allocated value of warrants granted	(1,232,327)	(748,508)
Debt discount from allocated value of embedded derivative	(30,925)	(43,214)
Accretion of discount to interest expense	612,070	65,977

Unaccreted debt discount, end of year	(1,376,927)	(725,745)

10% Secured Convertible Promissory Notes net outstanding balance, end of year	12,430,836	4,203,841

Note Payable to Wyeth
Face amount, beginning and end of year	2,200,000	2,200,000

LONG-TERM NOTES PAYABLE, net of debt discount	$35,401,265	$25,022,645

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

In connection with the issuance of the 12.5% Convertible Secured Promissory Notes (or “12.5% Notes”) in 2004 and 2003, the Company granted warrants to purchase 4,360,250 and 3,283,956 shares of common stock, respectively. These warrants had an exercise price of $6.00 per share, expire in 2014 and 2013, and had an allocated value of $5,252,789 and $3,954,657, in 2004 and 2003, respectively. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt. In addition, these convertible notes with detachable warrants contained an embedded beneficial conversion feature. The Company calculated the value of this beneficial conversion feature to be $4,591,914 and $3,544,158 relating to the notes issued in 2004 and 2003, respectively. This value was recorded as additional discount and will be amortized over the life of the debt.

During the second quarter of 2004, a triggering event occurred which caused an adjustment in the terms of the warrants which were issued in connection with the 12.5% Notes. This adjustment caused the exercise price of the warrant issued to decrease from $6.00 to $4.00 per share. It also caused the number of warrants to increase by 50%, from 7,644,206 to 11,466,309. Additional interest expense of $12,793,075 was recorded in 2004 as a result of the adjustment. Future adjustments could occur due to the full-ratchet clause in the warrant agreements for those warrants issued in connection with the 12.5% Notes. No such triggering events occurred in 2006 or 2005.

Amortization expense relating to the debt discount for the 12.5% Notes, both the value of the warrants granted as well as the beneficial conversion feature, was $763,944 and $3,055,775 for each of the years ended December 31, 2005 and 2004, respectively. The Company recorded a reduction in amortization expense of $129,242 and $96,930 for each of the years ended December 31, 2006 and 2005, respectively, to record the accretion of the debt premium established as a result of the debt extinguishment, discussed in more detail below.

Based on the terms of the 12.5% Notes, the Company was required to issue penalty warrants to the holders of the 12.5% Notes if an initial public offering was not completed within one year of the date of the notes. The Company issued penalty warrants, each with an exercise price of $8.00 per share, to purchase 1,614,582 shares of common stock as of December 31, 2004. These warrants expire in 2014, were valued at $3,346,912 and were expensed as interest expense in 2004. In 2005, the Company issued additional penalty warrants, each with an exercise price of $8.00 per share, to purchase 1,461,346 shares of common stock. These warrants were valued at $1,931,946 and were expensed as interest expense in 2005. Based on the warrant exchange discussed in Note 14 to the consolidated financial statements, the warrant exchange completed by the Company in 2005 served to amend the terms of the original note agreement. The amendment was to eliminate the obligation to issue penalty warrants into the future.

In connection with the warrant exchange in 2005, the Company obtained the consent from the holders of the 12.5% Notes to modify the terms. The modification included the removal of the penalty warrant provisions. This modification was deemed to be material, and it qualified as an extinguishment of debt. The result of the accounting for the extinguishment was to eliminate the previously recorded debt discount, establish a debt premium to be amortized over the remaining life of the debt, and to record a loss on debt extinguishment of $11,553,017 in 2005.

The Company also issued warrants to purchase 700,000 and 3,600,000 shares of common stock in the years ended December 31, 2004 and 2003, respectively, for advisory services in connection with obtaining the 12.5% Note financing. The warrants had an exercise price of $6.00 per share, expire in 2014 and 2013, had a calculated value of $1,479,845 and $7,825,167 and were recorded as deferred debt issue costs in the years ended December 31, 2004 and 2003, respectively, to be amortized over the life of the debt. During the second quarter of 2004, a triggering event occurred which caused an adjustment in the terms of the warrants for advisory services in connection with the 12.5% Notes. This adjustment caused the exercise price of the warrant issued to decrease from $6.00 to $4.00 per share, and the Company recorded an additional $1,362,556 in deferred financing costs associated with the adjustment in the year ended December 31, 2004. Amortization expense relating to the deferred debt issue cost from the warrants issued was $2,157,717, $2,157,717, and $2,032,857 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

In connection with the issuance of the 10% Notes in 2006, the Company granted warrants to purchase 1,123,221 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2011, and had an allocated value of $1,108,251 in 2006. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt. In addition, these convertible notes with detachable warrants contained an embedded beneficial conversion feature. The Company calculated the value of this beneficial conversion feature to be $124,076 relating to the notes issued in 2006. This value was recorded as additional discount and will be amortized over the life of the debt.

In connection with the issuance of the 10% Notes in 2005, the Company granted warrants to purchase 809,379 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2010, and had an allocated value of $748,508 in 2005. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt.

Contained in the registration rights section of the subscription agreement for the 10% Notes is a liquidated damages clause which the Company has accounted for as an embedded derivative in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Management, with the assistance from a valuation specialist, determined the fair value of this embedded derivative to be $43,214 at December 31, 2005. This value was recorded as a debt discount to be amortized over the life of the debt. Management revalued this embedded derivative each quarter of 2006, and determined that the value was $100,475 at December 31,

2006. Management will continue to re-value this embedded derivative each reporting period that it remains outstanding. Any changes to the fair value subsequent to the initial valuation will be recorded as expense per SFAS No. 133.

Amortization expense relating to the debt discount was $612,070 and $65,977 for the years ended December 31, 2006 and 2005, respectively.

The Company also issued warrants to purchase 33,417 and 116,041 shares of common stock in the years ended December 31, 2006 and 2005, respectively, for advisory services in connection with obtaining the 10% Note financing. The warrants had an exercise price of $4.00 per share, expire in 2011 and 2010, had a calculated value of $40,459 and $125,495 in the years ended December 31, 2006 and 2005, respectively, and were recorded as deferred financing costs to be amortized over the life of the debt. Amortization expense relating to these deferred financing costs was $52,221 and $3,486 for the years ended December 31, 2006 and 2005, respectively.

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

Maturities—Aggregate maturities of notes payable for each of the next five years are as follows:

December 31, 2006

2007	$4,439,389
2008	13,697,559
2009	18,510,835
2010	2,046,303
2011	2,280,867
Thereafter	—

Total	40,974,953
Unaccreted discount	(1,134,299)

Total notes payable	39,840,654

Less: Current notes payable	4,439,389

Total long-term notes payable	$35,401,265

14.	STOCKHOLDERS’ EQUITY (DEFICIT)

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

Preferred Stock	Liquidation preference amount	Conversion Rate	Liquidation value at 12/31/06	12/31/06 Shares Outstanding	12/31/06 Book Value	12/31/05 Shares Outstanding	12/31/05 Book Value

Series A	$5.84	1.000	$5,850,001	1,001,000	$5,850,001	1,001,000	$5,850,001
Series B	$2.50	1.000	$500,000	200,000	$500,000	200,000	$500,000
Series C	$2.50	1.000	$1,786,653	714,661	$1,753,503	714,661	$1,753,503
Series D	$15.00	1.000	$400,005	26,667	$360,017	26,667	$360,017
Series E	$17.50	4.375	$35,000,000	2,000,000	$35,000,000	2,000,000	$35,000,000
Series F	$4.40	1.000	$8,071,536	1,834,440	$7,370,499	1,834,440	$7,370,499
Series G	$25.00	2.165	$38,748,675	1,549,947	$7,312,955	1,549,947	$7,312,955

			$90,356,870	7,326,715	$58,146,975	7,326,715	$58,146,975

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

During the first quarter of 2005, the Company raised $610,000 through the sale of 71,518 shares of its Series G Convertible Preferred Stock. Series G Preferred Stock is convertible into shares of common stock at a rate determined by multiplying such shares by $10.00 and dividing the result by $4.75. In connection with this offering, the Company issued warrants to purchase 75,282 shares of common stock at an exercise price of $6.00 and warrants to purchase 15,253 shares of common stock at an exercise price of $4.00. These warrants expire in 2009. The amount allocated to such warrants was $79,482. The Company also issued warrants to purchase 22,593 shares of common stock for advisory services performed in the offering. These warrants have an exercise price of $6.00 and expire in 2009. The calculated value of these warrants was $23,073.

In 2005, certain holders of our 10.9% Notes converted principal of $117,442 and accrued interest of $26,550 into 16,882 shares of Series G Preferred Stock. In connection with the 10.9% Note conversion to Series G Preferred Stock, the Company issued warrants to purchase 17,769 shares of common stock with an exercise price of $6.00, and warrants to purchase 3,599 shares of common stock with and exercise price of $4.00 during the year ended December 31, 2005. The warrants expire in 2015 and had a calculated value of $18,430. The conversion of notes to Series G Preferred Stock qualified as a debt extinguishment and a $12,783 gain on debt extinguishment was recorded for the year ended December 31, 2005.

In 2004, the Company raised $12,464,865 through the sale of 1,461,547 shares of its Series G Preferred Stock. Series G Preferred Stock is convertible into a number of shares of common stock determined by multiplying the Preferred G shares by $10.00 and dividing the result by $4.75. In connection with this offering, the Company issued warrants to purchase 1,538,440 shares of common stock at an exercise price of $6.00 and warrants to purchase 311,631 shares of common stock at an exercise price of $4.00. These warrants expire in 2009. The amount allocated to warrants was $2,137,562. The Company also issued warrants to purchase 561,579 shares of common stock for advisory services performed in the offering. These warrants have an exercise price of $6.00 and expire in 2009. The calculated value of these warrants was $834,468.

The Series G Preferred Stock accrues annual dividends at the rate of $0.90 per share, payable upon liquidation or conversion, either in cash or in common stock at the holder’s option. The Company has accrued $3,272,114 and $1,877,160 as dividends payable at December 31, 2006 and 2005, respectively.

In April 2004, the Company completed a rights offering to all existing stockholders to purchase its Series F Convertible Preferred Stock at a price of $4.40 per unit. Series F Preferred Stock converts to common stock at a one-to-one basis upon an initial public offering. Rights to purchase units representing 352,156 shares of Series F Preferred Stock and warrants to purchase 387,364 shares of common stock were issued for $1,549,490, less commissions of $77,123. The warrants have an exercise price of $6.00, and an allocated value of $628,750.

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

Also in 2004, certain of the Company’s 10.9% and 8% Secured Convertible Promissory Note holders accepted an offer to convert their remaining outstanding balance of $3,507,096 principal amount of notes plus accrued interest into 866,754 shares of Series F Preferred Stock and warrants to purchase 1,015,752 shares of common stock. The warrants have an exercise price of $6.00, expire in 2014, and had a calculated value of $2,434,262. The conversion of notes to Series F Preferred Stock qualified as a debt extinguishment and a $1,992,758 loss on debt extinguishment was recorded for the year ended December 31, 2004.

In 2004, certain investors who converted debt to common stock in 2003 re-negotiated the original conversion and converted to Series F Preferred Stock. The Company issued 615,079 shares of Series F Preferred Stock relating to these re-conversions, and reversed the conversion of 392,694 shares of common stock.

In addition, both the rights offering of the Series F and the 2004 offering of the Series G Preferred Stock contain a beneficial conversion feature as defined in Emerging Issues Task Force Abstract, or EITF, No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. The calculated value associated with the beneficial conversion feature was $411,512 for the Series F Preferred Stock and $1,952,874 for the Series G Preferred Stock. The Company immediately recognized the beneficial conversion feature as a deemed dividend in 2004.

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

On November 30, 2004, the Company signed a warrant exchange agreement with a financial advisor who facilitated various debt and equity offerings in 2003 and 2004. The exchange agreement called for warrants issued to purchase 6,700,000 shares of common stock to be exchanged for common stock at an exchange ratio of 1.4. This agreement was the first step in the investor warrant exchange program which was completed in 2005. In connection with consulting on this proposed investor warrant exchange, the Company granted additional warrants to purchase 1,000,000 shares of common stock to the financial advisor in 2004. These warrants had a calculated value of $1,074,625 and were recorded as consulting expense in 2004. On December 30, 2004, the Company’s financial advisor elected to exchange warrants to purchase 7,580,000 shares of common stock, out of its total warrants to purchase 7,700,000 shares of common stock, for 5,414,286 shares of the Company’s common stock. There was no expense associated with this transaction.

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

In 2006, the Company allowed investors in the 10% Secured Convertible Promissory Notes to exchange certain warrants for common stock. Holders of warrants to purchase 1,141,607 shares of common stock exchanged their warrants for 570,817 actual shares of common stock. There was no expense associated with this transaction.

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

Warrants—Warrants are granted to non-employees in connection with financings or services provided to the Company. Stock warrant information is set forth below:

	Warrants

	Shares	Weighted Average Exercise Prices

Outstanding January 1, 2004	17,063,251	$5.13
Granted	19,211,355	4.75
Exercised	(3,625)	0.35
Canceled (1)	(7,580,000)	4.60

Outstanding December 31, 2004	28,690,981	$5.01
Granted	2,869,555	6.12
Canceled (1)	(21,544,726)	5.10

Outstanding December 31, 2005	10,015,810	$5.16
Granted	1,156,636	4.00
Exercised	(15,000)	2.00
Expired	(36,000)	7.14
Canceled	(1,141,607)	4.80

Outstanding December 31, 2006	9,979,839	$5.06

(1) – these warrants were cancelled as part of the warrant exchange which resulted in the issuance of common stock.

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

	2006	2005	2004

Expected volatility	37%	42%	49%
Expected dividends	0%	0%	0%
Expected term (in years)	4	4	4
Risk-free rate	4.76%	3.99%	3.11%
Forfeiture rate	11%	12%	4%

A summary of option activity under the plans for the three years ended December 31, 2006 is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value ($)

Outstanding at January 1, 2004	5,306,926	$3.97	7.60	$1,689,519

Granted	3,833,319	4.00
Exercised	(8,896)	1.13
Forfeited or expired	(175,947)	3.94

Outstanding at December 31, 2004	8,955,402	$3.70	7.65	$3,589,433

Granted	1,174,216	4.00
Exercised	(18,678)	2.05
Forfeited or expired	(762,507)	4.38

Outstanding at December 31, 2005	9,348,433	$3.68	6.89	$2,081,304

Granted	1,893,493	3.32
Exercised	(119,605)	0.75
Forfeited or expired	(571,591)	3.54

Outstanding at December 31, 2006	10,550,730	$3.66	6.65	$1,588,388

Exercisable at December 31, 2006	7,929,786	$3.67	5.95	$2,212,076

Expected to vest at December 31, 2006	2,328,280	$3.63	8.76	$(554,044)

The weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $1.18, $0.67, and $1.54, respectively. The total grant-date intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $(4,382), $(12,219), and $15,422, respectively.

A summary of the status of the Company’s nonvested stock options as of December 31, 2006, 2005, and 2004, and changes during the years then ended are presented below:

	Options	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2004	1,747,687	$2.95
Granted	3,833,319	1.54
Vested	(937,019)	2.73
Forfeited	(162,697)	2.17

Nonvested at December 31, 2004	4,481,290	1.82

Granted	1,174,216	0.67
Vested	(2,519,933)	3.91
Forfeited	(633,925)	1.59

Nonvested at December 31, 2005	2,501,648	1.39

Granted	1,893,493	1.18
Vested	(1,624,895)	1.40
Forfeited	(149,302)	1.58

Nonvested at December 31, 2006	2,620,944	$1.22

As of December 31, 2006, 2005 and 2004 there was $3,348,925, $4,081,773, and $7,090,272 of total unrecognized compensation cost, respectively, related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of four years. The total intrinsic value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $2,278,239, $4,440,049, and $2,561,528, respectively.

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

	Segment Information

	2006

	Corporate/Growth and Differentiation Factors - Maryland	Animal Genomics – California	Immunopharm aceuticals – Canada (1)	Total

Revenues from external customers	$—	$3,355,585	$—	$3,355,585

Interest revenue (2)	21,878	100	—	21,978

Interest expense (2)	4,726,508	269,855	11,389	5,007,752

Depreciation and amortization	105,903	237,100	—	343,003

Segment profit (loss)	(15,715,205)	(2,359,394)	(15,894)	(18,090,493)

Segment assets	10,190,762	1,948,970	—	12,139,732

Expenditures for segment assets:
Cash payments for property, plant & equipment	1,132	20,000	—	21,132

Total (loss) profit for reportable segments	(15,715,205)	(2,359,394)	(15,894)	(18,090,493)
Elimination of intersegment profits	—	—	—	—

Net (loss) profit	$(15,715,205)	$(2,359,394)	$(15,894)	$(18,090,493)

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

(2) These amounts are combined as shown in the consolidated statement of operations.

	Segment Information

	2005

	Corporate/Growth and Differentiation Factors - Maryland	Animal Genomics – California	Immunopharm aceuticals – Canada (1)	Total

Revenues from external customers	$—	$2,516,064	$—	$2,516,064

Interest revenue (2)	16,600	—	—	16,600

Interest expense (2)	5,908,052	268,108	7,660	6,183,820

Depreciation and amortization	111,293	2,290,265	31,434	2,432,992

Segment profit (loss)	(32,202,163)	(4,820,140)	103,662	(36,918,641)

Other significant non-cash items:
Debt converted into equity	153,892	—	—	153,892

Loss on debt extinguishment	11,540,233	—	—	11,540,233

Segment assets	14,017,473	2,109,049	—	16,126,522

Expenditures for segment assets:
Cash payments for property, plant & equipment	23,784	48,689	440	72,913
Total (loss) profit for reportable segments	(32,202,163)	(4,820,140)	103,662	(36,918,641)
Elimination of intersegment profits	1,288,610	—	(1,288,610)	—

Net (loss) profit	$(30,913,553)	$(4,820,140)	$(1,184,948)	$(36,918,641)

(1) The Immunopharmaceuticals business unit was operated in Canada and, in September 2005, the Company made the decision to consolidate the research efforts of the Immunopharmaceutical business unit into the Growth and Differentiation Factors business unit in order to maximize efficiency, and our facility in Canada was closed.

(2) These amounts are combined as shown in the consolidated statement of operations.

	Segment Information

	2004

	Corporate/Growth and Differentiation Factors - Maryland	Animal Genomics – California	Immunopharma ceuticals - Canada	Total

Revenues from external customers	$500,000	$5,204,796	$—	$5,704,796

Interest revenue (1)	14,101	—	—	14,101

Interest expense (1)	29,102,205	286,929	3,783	29,392,917

Depreciation and amortization	45,365	12,904,923	40,922	12,991,210

Segment profit (loss)	(49,597,992)	(16,491,959)	101,313	(65,988,938)

Other significant non-cash items:
Debt converted into equity	3,762,693	—	—	3,762,693
Purchase of fixed assets under capital lease	152,194	—	—	152,194
Loss on debt extinguishment	4,712,726	—	—	4,712,726

Segment assets	15,290,763	3,855,390	268,779	19,414,932

Expenditures for segment assets:
Cash payments for property, plant & equipment	184,076	82,031	14,932	281,039
Capital lease additions to property, plant & equipment	152,194	—	—	152,194
Total (loss) profit for reportable segments	(49,597,992)	(16,491,959)	101,313	(65,988,638)
Elimination of intersegment profits	1,219,585	—	(1,219,585)	—

Net (loss) profit	$(48,378,407)	$(16,491,959)	$(1,118,272)	$(65,988,638)

(1) These amounts are combined as shown in the consolidated statement of operations.

17.	RELATED PARTY TRANSACTIONS

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

Mr. Sam Dunlap served as a financial advisor to the Company and secured financing for the Company during his term as a director between January 14, 2000 and August 27, 2002. A retainer fee of $10,000 per month was payable to him from November 1999 to June 2003 for services as a financial advisor. Unpaid retainer fees and various bridge loans made by Mr. Dunlap to the Company together total $625,498 and remain unpaid as of December 31, 2005. During 2002, Mr. Dunlap also received a grant of 275,000 nonqualified stock options at an exercise price of $8.00 for financial advisory services provided, which had a calculated value of $771,967. Mr. Dunlap was also granted 265,616 warrants in 2002 at an exercise price of $5.00 for financial advisory services, which had a calculated value of $857,416.

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

18.	QUARTERLY DATA – RESTATED AND UNAUDITED

The following tables summarize our quarterly restated results of operations for each of the quarters in 2006 and 2005 with a comparison to the results as previously reported. The restatement was due to the factors described in Footnote 20 to the Consolidated Financial Statements. These quarterly restated results are unaudited, but in the opinion of management have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our results of operations.

	2006

	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,

As Previously Reported
Revenue	$846,017	$864,810	$765,019	$879,739
Operating costs and expenses	(2,894,077)	(3,629,958)	(3,571,848)	(3,339,357)

Operating loss	(2,048,060)	(2,765,148)	(2,806,829)	(2,459,618)
Other costs	(2,037,683)	(2,106,793)	(2,193,616)	(2,259,470)

Net loss	$(4,085,743)	$(4,871,941)	$(5,000,446)	$(4,719,088)

Preferred stock dividends and accretion of beneficial conversion features	(343,961)	(347,783)	(351,605)	(351,605)

Net loss attributable to common stockholders	$(4,429,704)	$(5,219,724)	$(5,352,051)	$(5,070,693)

Basic and diluted net loss per share	$(0.22)	$(0.25)	$(0.26)	$(0.24)

Weighted-average shares outstanding used in computing basic and diluted net loss per share *	20,375,146	20,875,183	20,938,234	21,036,881

As Restated
Revenue	$846,017	$864,810	$765,019	$879,739
Operating costs and expenses	(2,894,077)	(3,629,958)	(3,571,848)	(3,339,357)

Operating loss	(2,048,060)	(2,765,148)	(2,806,829)	(2,459,618)
Other costs	(1,871,270)	(1,963,833)	(2,054,530)	(2,121,204)

Net loss	$(3,919,330)	$(4,728,981)	$(4,861,359)	$(4,580,822)

Preferred stock dividends and accretion of beneficial conversion features	(343,961)	(347,783)	(351,605)	(351,605)

Net loss attributable to common stockholders	$(4,263,291)	$(5,076,764)	$(5,212,964)	$(4,932,427)

Basic and diluted net loss per share	$(0.21)	$(0.24)	$(0.25)	$(0.23)

Weighted-average shares outstanding used in computing basic and diluted net loss per share *	20,375,146	20,875,183	20,938,234	21,036,881

	2005

	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,

As Previously Reported
Revenue	$729,811	$621,951	$600,407	$563,895
Operating costs and expenses	(7,126,499)	(4,949,844)	(4,231,432)	(2,030,857)

Operating loss	(6,396,688)	(4,327,893)	(3,631,025)	(1,466,962)
Other costs	(2,199,377)	(1,690,787)	(2,135,862)	(1,763,230)

Net loss	$(8,596,065)	$(6,018,680)	$(5,766,887)	$(3,230,192)

Preferred stock dividends and accretion of beneficial conversion features	(336,393)	(347,336)	(351,604)	(351,606)

Net loss attributable to common stockholders	$(8,932,458)	$(6,366,016)	$(6,118,491)	$(3,581,798)

Basic and diluted net loss per share	$(0.94)	$(0.37)	$(0.30)	$(0.18)

Weighted-average shares outstanding used in computing basic and diluted net loss per share *	9,500,531	17,310,003	20,365,586	20,369,719

As Restated
Revenue	$729,811	$621,951	$600,407	$563,895
Operating costs and expenses	(7,126,499)	(4,949,844)	(4,231,432)	(2,030,857)

Operating loss	(6,396,688)	(4,327,893)	(3,631,025)	(1,466,962)
Other costs	(16,022,156)	(1,481,451)	(2,005,759)	(1,586,707)

Net loss	$(22,418,844)	$(5,809,344)	$(5,636,784)	$(3,053,669)

Preferred stock dividends and accretion of beneficial conversion features	(336,393)	(347,336)	(351,604)	(351,606)

Net loss attributable to common stockholders	$(22,755,237)	$(6,156,680)	$(5,988,388)	$(3,405,275)

Basic and diluted net loss per share	$(2.40)	$(0.36)	$(0.29)	$(0.17)

Weighted-average shares outstanding used in computing basic and diluted net loss per share *	9,500,531	17,310,003	20,365,586	20,369,719

* - The net loss per share in each quarter is computed using the weighted-average number of shares outstanding during the quarter. The net loss per share for the full year, however, is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the quarterly net loss per share amounts does not equal the full-year net loss per share.

19.	SUBSEQUENT EVENTS

10% Secured Convertible Promissory Note Offering– The Company obtained additional financing under the 10% Secured Convertible Promissory Note offering through the issuance of $1,905,000 of promissory notes in 2007, each with a three year term. In connection with this offering, the Company issued warrants to purchase 47,625 shares of common stock. These warrants have an exercise price of $4.00 per share and expire in 2012. The Company paid a commission of $133,200 in connection with these investments.

20.	RESTATEMENT

Subsequent to the issuance of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company and its audit committee concluded that it should restate its consolidated balance sheets at December 31, 2006 and 2005, and its consolidated statements of operations, cash flows, and stockholders’ equity (deficit) for each of the three years ended December 31, 2006 to correct the following errors:

•          The Company used the Black-Scholes option valuation model for the valuation of warrants issued to non-employees from January 1, 1999 through March 31, 2007. The expected life assigned to these transferable warrants, which is an input to the Black-Scholes option valuation model, was less than the contractual life of the warrant. The Company based the expected life of the warrants on the assumption that the warrants would be exercised prior to it expiration. Upon further reflection and review of accepted valuation techniques and practices and the relevant accounting guidance, it was determined that the contractual life should have been used as an input. In addition, as a result of the change in the fair value of the warrants the Company recorded adjustments related to debt and preferred stock issued in conjunction with the warrants.

•          In 2004, holders of the Company’s 8% Secured Convertible Promissory Notes and 10.9% Secured Convertible Promissory Notes converted principal and interest into shares of Series F Convertible Preferred Stock and warrants to purchase shares of the Company’s common stock. This transaction was originally accounted for as an induced conversion. After further review of the appropriate guidance, it was determined that this conversion should have been accounted for as an extinguishment of the notes. The transaction generated a loss on extinguishment of $1,992,758.

•          In 2004, holders of the Company’s various Series C, D, & E Bridge Notes converted their notes into 12.5% Convertible Secured Promissory Notes. It was determined that this conversion should have been accounted for as an extinguishment of the old notes and the establishment of new notes. This transaction generated a loss on extinguishment of $2,719,967.

•          In 2005, the Company made a material modification to the terms of its 12.5% Convertible Secured Promissory Notes, eliminating the penalty warrant clause. This modification should have been accounted for as an extinguishment of the old notes and the establishment of new notes. This transaction generated a loss on extinguishment of $11,553,017.

•          In 2005, holders of the Company’s 8% Secured Convertible Promissory Notes and 10.9% Secured Convertible Promissory Notes converted principal and interest into shares of its Series G Convertible Preferred Stock and warrants to purchase shares of the Company’s common stock. This transaction was originally accounted for as an induced conversion, but it was determined that it should have been accounted for as a debt extinguishment and generated a gain on extinguishment of $12,783.

The following tables summarize the effect of the restatement by major financial statement line item:

CONSOLIDATED BALANCE SHEETS

	December 31, 2006		December 31, 2005

	As Previously Reported	As Restated	As Previously Reported	As Restated

DEFERRED DEBT ISSUE COSTS	$3,923,570	$5,814,349	$5,396,050	$8,338,422
TOTAL ASSETS	10,248,953	12,139,732	13,184,150	16,126,522
LONG-TERM NOTES PAYABLE, net of discount	32,373,497	35,401,265	19,766,221	25,022,645
DEBT DISCOUNT (parenthetically)	4,162,067	1,134,299	5,610,299	353,875
TOTAL LIABILITIES	65,215,023	68,242,790	51,600,500	56,856,923
Convertible Preferred Stock	59,918,772	58,146,975	59,918,772	58,146,975
Additional paid-in capital	79,976,295	116,981,763	77,847,349	114,262,479
Accumulated deficit	(194,803,601)	(231,174,260)	(176,126,383)	(213,083,767)
Total Stockholders’ equity (deficit)	(54,966,070)	(56,103,058)	(38,416,350)	(40,730,401)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,248,953	$12,139,732	$13,184,150	$16,126,522

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Interest expense and accretion of debt discount	$(6,643,336)	$(4,985,774)	$(5,384,033)	$(6,167,220)	$(18,984,610)	$(29,378,816)

Debt issue costs	(1,938,189)	(3,009,026)	(2,119,070)	(3,196,163)	(2,297,702)	(4,277,408)

Loss on debt extinguishment	—	—	—	(11,540,233)	—	(4,712,726)

Debt conversion expense	—	—	(93,696)	—	(3,281,462)	—

NET LOSS	(18,677,218)	(18,090,493)	(23,611,824)	(36,918,641)	(52,183,462)	(65,988,638)

Preferred stock dividends and accretion of beneficial conversion features					(1,604,352)	(2,854,607)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(20,072,172)	$(19,485,447)	$(24,998,763)	$(38,305,580)	$(53,787,814)	$(68,843,245)

Net loss per common share: Basic and diluted	$(0.96)	$(0.94)	$(1.48)	$(2.26)	$(12.83)	$(16.42)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Net loss	$(18,677,218)	$(18,090,493)	$(23,611,824)	$(36,918,641)	$(52,183,462)	$(65,988,638)

Accretion of debt discount	2,140,388	482,826	1,838,401	732,991	1,801,071	3,055,775

Amortization of deferred debt issue costs	1,938,219	3,009,026	1,678,825	2,725,481	1,576,856	2,617,920

Share-based payment expense	2,772,030	2,772,030	3,805,124	5,724,159	18,215,132	28,293,276

Loss on debt extinguishment	—	—	—	11,540,233	—	4,712,726

Induced conversion expense	—	—	93,696	—	3,281,462	—

The following table summarizes the effect of the restatement in prior years on additional paid in capital and accumulated deficit:

Additional paid in capital at January 1, 2004, as previously reported	$46,465,366
Cumulative effect of restatement in prior years	17,992,312

Additional paid in capital at January 1, 2004, as restated	$64,457,678

Accumulated deficit at January 1, 2004, as previously reported	$(100,331,097)

Cumulative effect of restatement in prior years	(9,845,392)

Accumulated deficit at January 1, 2004, as restated	$(110,176,488)

ITEM 13.	EXHIBITS

Section	Document Name

3.1*	Certificate of Incorporation of MetaMorphix, Inc., as amended.

3.2*	Amended and Restated By-laws of MetaMorphix, Inc.

4.1*	Form of 12.5% Convertible Promissory Note, as amended.; Form of Convertible Secured Promissory Note; Form of Warrant to Purchase Common Stock of MetaMorphix, Inc.

10.1*	Employment Agreement dated January 1, 1998 by and between Edwin C. Quattlebaum and MetaMorphix, Inc.

10.2*	Employment Agreement dated as of May 31, 2004 by and between Thomas P. Russo and MetaMorphix, Inc.

10.3*	Employment Agreement dated as of September 5, 2000 by and between Ronald Stotish and MetaMorphix, Inc.

10.4*	Fourth Amended Consulting Agreement dated as of April 1, 2000 by and between Se-Jin Lee and MetaMorphix, Inc.

10.5*	Amended and Restated 1996 Employees Incentive Stock Option Plan of MetaMorphix, Inc.

10.6*	Amended and Restated 1995 Non-Qualified Officer, Director, Employee, and Consultant Stock Option Plan of MetaMorphix, Inc.

10.7*	Sublease by and between Baxter Healthcare Corporation and MetaMorphix, Inc. dated as of October 18, 2004

10.8*	Lease Agreement by and between Columbia Acquisition, LLC and MetaMorphix, Inc. dated December 17, 2001

10.9*	Consent to Sublease by and between Columbia Acquisition, LLC and MetaMorphix, Inc. dated as of November 23, 2004;

10.10*	Sublease by and between MetaMorphix and Chesapeake PERL, Inc. dated as of November 23, 2004.

10.11*	First Amendment of Lease and Extension of Term Agreement by and between MMI Genomics, Inc. and Haussler Office Park, L.P. dated as of July 31, 2002

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

METAMORPHIX, INC.

Date: February 29, 2008	/s/ Edwin Quattlebaum

Edwin Quattlebaum
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edwin Quattlebaum	February 29, 2008

Edwin Quattlebaum
Director, Co-Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ Thomas P. Russo	February 29, 2008

Thomas P. Russo
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Clifton Baile	February 29, 2008

Clifton Baile
Director

/s/ John R. Block	February 29, 2008

John R. Block
Director

/s/ Peter Drake	February 29, 2008

Peter Drake
Director

/s/ Peter A. Meyer	February 29, 2008

Peter A. Meyer
Director and Co-Chairman of the Board

/s/ Howard L. Minigh	February 29, 2008

Howard L. Minigh
Director

/s/ Edward Shonsey	February 29, 2008

Edward Shonsey
Director