Form 10QSB/A
period 2007-03-31
MetaMorphix Inc.
filed 2008-02-29
CIK 1289370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

Commission file number: 000-51294

METAMORPHIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1923417
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8000 Virginia Manor Road, Suite 140, Beltsville, Maryland	20705
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	301-617-9080

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes : No †

Check whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes † No :

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 1, 2007
Common Stock, $.001 par value	21,081,891 Shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

RESTATEMENT – EXPLANATORY NOTE

      MetaMorphix, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB/A (“Amendment No. 1”), which was originally filed on May 18, 2007, in order to restate the consolidated condensed financial statements to correct errors found during the period from January 1, 1999 through March 31, 2007.

     As discussed in Note 11 to the Consolidated Condensed Financial Statements, MetaMorphix and its audit committee concluded that MetaMorphix should restate its consolidated balance sheet at March 31, 2007, and its consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006 to correct the following errors:

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

4.

In 2005, we made a material modification to the terms of our 12.5% Convertible Secured Promissory Notes, in connection with a warrant exchange to eliminate a penalty warrant clause. This modification should have been accounted for as an extinguishment of the old notes and the establishment of new notes. This transaction generated a loss on extinguishment.

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

The following Items have been amended as a result of this restatement and are included in this Amendment No. 1 on Form 10-QSB/A:

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements (Unaudited)

ITEM 2. Management's Discussion and Analysis or Plan of Operation

ITEM 3. Controls and Procedures

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     We have not changed any information included in our March 31, 2007 Form 10-QSB filed on May 18, 2007 that is not affected by this amendment. Accordingly, the information included in our March 31, 2007 Form 10-QSB and included in this amendment that is not affected by these items describes conditions as they existed and were presented in our March 31, 2007 Form 10-QSB at the time we filed that report with the Securities and Exchange Commission on May 18, 2007. We have not taken into account any other events occurring after the May 18, 2007 filing of our March 31, 2007 Form 10-QSB that might have affected those disclosures, nor have we modified or updated those disclosures, including the exhibits to our March 31, 2007 Form 10-QSB, to reflect any other subsequent events. Accordingly, you should, in conjunction with reading this amendment to our March 31, 2007 Form 10-QSB, also read our other filings we have made with the Securities and Exchange Commission since May 18, 2007.

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

PART I. FINANCIAL INFORMATION

ITEM 1.   Consolidated Condensed Financial Statements (Unaudited)

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS	(As Restated)
CURRENT ASSETS:
Cash and cash equivalents	$201,259	$277,680
Accounts receivable	219,401	276,852
Prepaid expenses and other current assets	154,706	101,661
Total current assets	575,366	656,193

PROPERTY AND EQUIPMENT—Net	1,613,179	1,724,826
GOODWILL	3,739,870	3,739,870
LEASE SECURITY DEPOSITS	204,494	204,494
DEFERRED DEBT ISSUE COSTS	5,172,218	5,814,349
	10,729,761	11,483,539
TOTAL ASSETS	$11,305,127	$12,139,732

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,591,809	$7,542,232
Accrued compensation	4,490,265	4,697,961
Accrued dividends	3,616,075	3,272,114
Short-term notes payable	4,448,128	2,254,891
Notes payable to officers and directors	2,184,498	2,184,498
Deferred revenue	1,032,081	1,071,635
Celera purchase obligation	3,037,414	2,525,712
Derivative liability	–	100,475
Accrued interest	3,802,346	2,903,556
Total current liabilities	30,202,616	26,553,074

LONG-TERM NOTES PAYABLE, net of discount of $1,058,683, as restated and $1,134,299 at March 31, 2007 and December 31, 2006, respectively	36,593,909	35,401,265
CELERA PURCHASE OBLIGATION	3,216,417	3,670,936
ACCRUED INTEREST	1,239,525	2,472,743
OTHER LONG-TERM LIABILITIES	134,965	144,772
Total liabilities	71,387,432	68,242,790

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred stock, $0.001 par value—22,000,000 shares authorized and 7,333,819 and 7,326,715 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	58,146,983	58,146,975
Common stock, $0.001 par value—75,000,000 shares authorized as of March 31, 2007 and December 31, 2006, 21,079,641 and 21,075,141 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	21,080	21,075
Additional paid-in capital	117,186,775	116,981,763
Accumulated other comprehensive loss	(89,359)	(78,611)
Accumulated deficit	(235,347,784)	(231,174,260)
Total stockholders’ equity (deficit)	(60,082,305)	(56,103,058)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,305,127	$12,139,732

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES CONSOLIDATED
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended

	March 31, 2007	March 31, 2006
	(As Restated)	(As Restated)

REVENUE	$794,321	$846,017
OPERATING COSTS AND EXPENSES:
Cost of revenue	450,590	600,477
Research and development	548,842	579,699
General and administrative	1,924,655	1,636,780
Depreciation and amortization	83,811	77,121
Total operating costs and expenses	3,007,898	2,894,077
OTHER INCOME (EXPENSE):
Interest expense and accretion of debt discount	(1,281,389)	(1,100,603)
Debt issue costs	(779,033)	(740,164)
Other income (expense)	–	(30,503)
NET LOSS	(4,273,999)	(3,919,330)
Preferred stock dividends and accretion of beneficial conversion features	(343,961)	(343,961)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,617,960)	$(4,263,291)
Net loss per common share:
Basic and diluted	$(0.22)	$(0.21)
Weighted average number of shares outstanding:
Basic and diluted	21,076,642	20,375,146

See notes to consolidated condensed financial statements.

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2007	2006
	(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,273,999)	$(3,919,330)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	112,959	117,250
Accretion of debt discount	137,953	82,317
Amortization of deferred debt issue costs	779,033	740,164
Share-based payment expense	486,648	669,618
Fair value change in embedded derivative	–	29,856
Loss on disposal of fixed assets	–	647
Changes in assets and liabilities:
Accounts receivable	57,451	97,766
Prepaid expenses and other current assets	(69,347)	(47,003)
Accounts payable and accrued expenses	81,680	(2,629,875)
Accrued compensation	(207,696)	(803,687)
Deferred purchase obligation	57,183	60,964
Deferred revenue	(39,554)	(84,075)
Accrued interest	1,062,601	933,471
Net cash flows used in operating activities	(1,815,088)	(4,751,918)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(44,163)	(1,132)
Net cash flows used in investing activities	(44,163)	(1,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuances	1,920,000	4,095,000
Payments of debt costs	(120,600)	–
Principal payments on notes	(10,000)	(470,850)
Principle payments on capital lease obligation	(6,570)	–
Net cash flows provided by financing activities	1,782,830	3,624,150
NET DECREASE IN CASH AND CASH EQUIVALENTS	(76,421)	(1,128,900)
CASH AND CASH EQUIVALENTS—Beginning of period	277,680	1,382,225
CASH AND CASH EQUIVALENTS—End of period	$201,259	$253,325
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$21,427	$39,331
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes and accrued interest into new notes	$1,397,028	$1,241,803

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

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of March 31, 2007, the Company had a working capital deficiency of $29,627,250 and an accumulated deficit of $235,347,784. The Company intends and is currently working to finance its operations primarily through future debt and equity financings and future revenues.

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

Series A - 85%

Series B - 85%

Series C - 85%

Series D - 85%

Series E - 75%

Series F - 50%

Series G - 50%

12.5 % Convertible Notes – 66.66%

10% Convertible Notes – 66.66%*

*Since there is no existing percentage requirement for conversion of the 10% Convertible Notes, we have been advised that in order to successfully complete the Offering, we will need to obtain consent from holders of at least 66.66% of the outstanding principal amount of all 10% Notes to convert at the time of the Offering.

The conversion and/or amendment of our preferred stock and convertible notes shall not occur unless we obtain the requisite consents (in the specified percentages) for each class of preferred stock or the convertible notes set forth above.

Our current financial condition makes it imperative that we are able to complete the Offering as soon as possible. At present, we are insolvent, as our liabilities exceed our assets. In addition, the Report of Independent Registered Public Accounting Firm on our 2006 consolidated financial statements, as in earlier years (2004-2005), included an emphasis paragraph relating to the Company’s ability to continue as a going concern.

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

Comprehensive Income—The Company’s total comprehensive loss for the quarters ended March 31, 2007 and 2006 is equal to $4,284,747 and $3,920,584, respectively. These amounts represent the sum of the Company’s net loss for the quarters ended March 31, 2007 and 2006 of $4,273,999 and $3,919,330, respectively, and the foreign currency translation adjustments for the quarters ended March 31, 2007 and 2006 of $10,748 and $1,254, respectively.

Earnings Per Share— As of March 31, 2007 and 2006, there were 29,634,563 and 27,213,432 shares of common stock potentially issuable upon the exercise of stock options and warrants and the conversion of convertible securities, respectively. However, diluted per share amounts have not been presented in the accompanying consolidated statement of operations because the Company had a net loss in the quarters ending March 31, 2007 and 2006 and the assumed effects of the exercise of all of the Company’s outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

Recent Accounting Pronouncements— In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its future results of operations and financial position.

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

Contained in the registration rights section of the subscription agreement for the Company’s 10% Secured Convertible Promissory Notes was a liquidated damages clause which the Company had accounted for as an embedded derivative in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The liquidated damages clause stated that no later than 90 days following SEC clearance of the Company’s current Form 10-SB, a Registration Statement on Form S-1 (or an equivalent form) relating to an offering of the Company’s securities must be filed. If the registration statement has not been filed as set forth above, the Company shall pay liquidated damages to the noteholders in cash or Common Stock in an amount equal to 1.5% of the Purchase Price per 30 day period (or part thereof) until such filing is made.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financia l Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company adopted EITF 00-19-2 as of January 1, 2007. The Company determined that the obligation relating to the registration rights agreement is not considered probable and therefore is not recognized in the financial statements. As a result, the Company recorded a cumulative-effect adjustmen t of $100,475 as a decrease to the January 1, 2007 accumulated deficit balance.

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

6.	LONG-TERM DEFERRED DEBT ISSUE COSTS

The long-term deferred debt issue cost activity during the three months ended March 31, 2007 is as follows:

Balance at January 1, 2007	$5,814,349
Calculated value of warrants granted	-
Additional debt issue costs	136,902
Amortization to debt issue costs	(779,033)

Balance at March 31, 2007	$5,172,218

7.	COMMITMENTS AND CONTINGENCIES

Leases and Royalty Agreements— The Company has office facilities and equipment under capital and operating leases. In addition, the Company has certain agreements that provide for minimum future royalty payments. Future minimum payments for capital leases, noncancelable operating leases, and royalty agreements with terms in excess of one year at March 31, 2007, are as follows:

	Capital	Operating	Royalty
	Leases	Leases	Agreements

April 1, 2007 through December 31, 2007	$31,793	$790,203	$129,825
2008	42,390	1,052,282	173,100
2009	29,155	1,131,950	173,100
2010	17,480	1,176,630	173,100
2011	17,480	1,222,862	–
2012	7,283	345,424	–
Thereafter	–	–	–

Total payments/(receipts)	145,581	5,719,351	649,125

Less: Amounts representing interest	(8,472)	–	–

Net payments/(receipts)	$137,109	$5,719,351	$649,125

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

In connection with the issuance of the 10% Secured Convertible Promissory Notes in 2007, the Company granted warrants to purchase 48,000 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2012, and had an allocated value of $62,336 in 2007. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt.

Amortization expense relating to the 10% Secured Convertible Promissory Note and 12.5% Convertible Secured Promissory Note debt discount was $137,953 and $82,317 for the three months ended March 31, 2007 and 2006, respectively.

The Company issued new 12.5% Convertible Secured Promissory Notes in the amounts of $1,397,028 and $1,241,803 during the quarters ended March 31, 2007 and 2006, respectively, to existing holders of our 12.5% Convertible Secured Promissory Notes to satisfy accrued interest payable.

9.	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. FIN 48 prescribes a more- likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The total amount of unrecognized tax benefits as of the date of adoption was $0. As a result of the implementation of FIN 48, we recognized no adjustment to our unrecognized tax benefits.

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

10.	REPORTABLE SEGMENTS

The Company operates in two reportable segments: Growth and Differentiation Factors and Animal Genomics. All segments are dedicated to discovering and commercializing multiple technology platforms to improve the food supply and human health. The Growth and Differentiation Factors segment operates in Maryland with revenue generated in Maryland through the development and commercialization of companion animal health and livestock production for Growth and Differentiation Factor discoveries. The corporate headquarters is also located at the Maryland facility, and since no discrete financial information exists to separate the corporate activities from that of the Growth and Differentiation Factors segment, they are presented together in the table below. The Animal Genomics segment operates in California with revenue generated in California through the pioneering of the use of genome information companion animal health and livestock production. The Company previously had a segment called Immunopharmaceuticals, which was operated in Canada. In September 2005, the Company made the decision to consolidate the research efforts of the Immunopharmaceutical business unit into the Growth and Differentiation Factors business unit in order to maximize efficiency, and our facility in Canada was closed. In connection with this closure, we accrued approximately $267,000 at September 30, 2005 in severance benefits for the 11 employees who were involuntarily terminated. Of the original severance accrual, $199,769 remains accrued and unpaid at March 31, 2007. Because liabilities still exist in the Canadian company, the limited activity is still disclosed.

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

	Segment Information

	2007
	Corporate/Growth	Animal	Immunopharma
	and Differentiation	Genomics –	ceuticals –
	Factors - Maryland	California	Canada (1)	Total

Revenues from external customers for the
three months ended March 31, 2007	$-	$794,321	$-	$794,321
Total (loss) profit for reportable segments for
the three months ended March 31, 2007	(3,760,248)	(507,955)	(5,796)	(4,273,999)

Segment assets at March 31, 2007	$9,518,080	$1,787,047	-	$11,305,127

	2006

Revenues from external customers for the
three months ended March 31, 2006	$-	$846,017	$-	$846,017
Total (loss) profit for reportable segments for
the three months ended March 31, 2006	(3,157,811)	(754,311)	(7,208)	(3,919,330)
Segment assets at December 31, 2006
	$10,190,762	$1,948,970	-	$12,139,732

(1) The Immunopharmaceuticals segment was operated in Canada and, in September 2005, the Company made the decision to consolidate the research efforts of the Immunopharmaceutical segment into the Growth and Differentiation Factors segment in order to maximize efficiency, and our facility in Canada was closed. The segment has remaining unpaid liabilities, which generate interest and fees, thus creating a current period segment loss.

11.	RESTATEMENT

Subsequent to the issuance of the Company’s Form 10-QSB for the 3 months ended March 31, 2007 and 2006, the Company and its Audit Committee concluded to restate its condensed consolidated financial statements to correct the following errors:

1.

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

2.

In 2004, holders of the Company’s 8% Secured Convertible Promissory Notes and 10.9% Secured Convertible Promissory Notes converted principal and interest into shares of Series F Convertible Preferred Stock and warrants to purchase shares of common stock. This transaction was originally accounted for as an induced conversion. After further review of the relevant accounting guidance, it was determined that this conversion should have been accounted for as an extinguishment of the notes. This transaction generated a loss on extinguishment.

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

5.

In 2005, holders of the Company’s 8% Secured Convertible Promissory Notes and 10.9% Secured Convertible Promissory Notes converted principal and interest into shares of Series G Convertible Preferred Stock and warrants to purchase our common stock. This transaction was originally accounted for as an induced conversion, but it was determined that it should have been accounted for as a debt extinguishment. This transaction generated a gain on extinguishment.

The following tables summarize the effect of the restatement by major financial statement line item:

CONSOLIDATED BALANCE SHEETS

	March 31, 2007
	As Previously
	Reported	As Restated
DEFERRED DEBT ISSUE COSTS	$3,549,514	$5,172,218
TOTAL ASSETS	9,682,423	11,305,127
LONG-TERM NOTES PAYABLE, net
of discount	33,995,721	36,593,909
DEBT DISCOUNT (parenthetically)	3,656,871	1,058,683
TOTAL LIABILITIES	68,789,245	71,387,432
Convertible Preferred Stock	59,918,780	58,146,983
Additional paid-in capital	80,155,954	117,186,775
Accumulated deficit	(199,113,277)	(235,347,784)
Total Stockholders’ equity (deficit)	(59,106,822)	(60,082,305)
TOTAL LIABILITIES AND
STOCKHOLDERS” EQUITY
(DEFICIT)	$9,682,423	$11,305,127

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Three months ended March 31,
	2007		2006

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Interest expense and
accretion of debt discount	$(1,685,616)	$(1,281,389)	$(1,533,891)	$(1,100,603)

Debt issue costs	(510,958)	(779,033)	(473,289)	(740,164)

NET LOSS	(4,410,151)	(4,273,999)	(4,085,743)	(3,919,330)

NET LOSS
ATTRIBUTABLE TO
COMMON
STOCKHOLDERS	$(4,754,112)	$(4,617,960)	$(4,429,704)	$(4,263,291)

Net loss per common
share: Basic and diluted	$(0.23)	$(0.22)	$(0.22)	$(0.21)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,		Three months ended March 31,
	2007		2006
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Net loss	$(4,410,151)	$(4,273,999)	$(4,085,743)	$(3,919,330)
Accretion of debt discount	(542,180)	(137,953)	(515,604)	(82,317)
Amortization of deferred
debt issue costs	(510,958)	(779,033)	(473,289)	(740,164)

ITEM 2.    Management's Discussion and Analysis or Plan of Operation

As discussed in Note 11, the Company’s condensed consolidated financial statements for March 31, 2007 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.

Material Changes in Results of Operations - Comparison of the Three Months Ended March 31, 2007 and 2006

The following table quantifies the amount of revenue earned during the periods presented for each of our principal sources of revenues:

	Three months ended
	March 31,	March 31,
	2007	2006
Revenue
Cattle parentage and identification genotyping
service revenue	$250,263	$245,300
Canine parentage and identification genotyping
service revenue	337,381	426,830
Cattle feedlot genotyping revenue	37,053	31,574
Cattle Tru-Polled® genotyping revenue	87,649	73,170
License fee revenue	52,501	52,501
Other genomic service revenue	29,474	16,642
Total Revenue	$794,321	$846,017
Cost of revenue	(450,590)	(600,477)
Research and development expense	(548,842)	(579,699)
General and administrative expense	(1,924,655)	(1,636,780)
Depreciation and amortization expense	(83,811)	(77,121)
Interest expense and accretion of debt discount	(1,281,389)	(1,100,603)
Debt issue costs	(779,033)	(740,164)
Other income (loss)	-	(30,503)
Net loss	$(4,273,999)	$(3,919,330)

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

Cost of Revenue. Cost of revenue for the first quarter of 2007 was $450,590, a $149,887, or a 25.0% decrease from the $600,477 for the first quarter of 2006. This decrease was primarily related to the launch of the feedlot product line in the first quarter of 2006, which incurred initial costs at a higher level than the stabilized testing costs.

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

Interest Expense. Interest expense and accretion of debt discount increased $180,786, or 16.4%, to $1,281,389 for the first quarter of 2007 from $1,100,603 for the same quarter in 2006. This increase was primarily due to the increase in the average debt balance for the quarter.

Debt Issue Costs. Debt issue costs increased $38,869, or 5.3%, to $779,033 for the first quarter of 2007 from $740,164 for the first quarter of 2006. This is due to the commissions paid for the 10% Secured Convertible Promissory Notes over the last year, which were deferred and are being amortized over the three-year life of the notes.

Other Expense. Other expense of $30,503 for the quarter ended March 31, 2006 primarily related to the change in fair value of the embedded derivative associated with the liquidated damages clause in the registration rights section of the subscription agreement for our 10% Secured Convertible Promissory Notes. The Company has changed its method for accounting for this instrument and no longer records a change in fair value. See Note 2 –“Significant Accounting Policies”.

Net Loss. Net loss increased $354,670, or 9.0%, to $4,273,999 for the three months ended March 31, 2007 from $3,919,330 for the three months ended March 31, 2006, due to a combination of the factors described above.

Material Changes in Financial Position - Liquidity and Capital Resources

The Company’s primary sources of liquidity are its revenues and the sale of debt and equity securities. At March 31, 2007 the Company had cash and cash equivalents of $201,259 and a working capital deficiency of $29,627,250.

In the first three months of 2007 cash used in operating activities was $1.8 million compared to $4.8 million for the three months ended March 31, 2006. This decrease was primarily due to a $2.8 million increase in the change in accounts payable and accrued expenses, an increase in the change in accrued compensation of $0.6 million, partially offset by an increase in net loss of $0.4 million. Cash used in investing activities was $44,163 and $1,132 for the three months ended March 31, 2007 and 2006, respectively. Net cash provided by financing activities totaled $1.8 million for the three months ended March 31, 2007 compared to $3.6 million for the same period in 2006. This decrease was primarily due to lower net proceeds from debt and stock issuances of $2.2 million, partially offset by lower principal payments of $0.5 million.

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

Series A - 85%

Series B - 85%

Series C - 85%

Series D - 85%

Series E - 75%

Series F - 50%

Series G - 50%

12.5 % Convertible Notes – 66.66%

10% Convertible Notes – 66.66%*

*Since there is no existing percentage requirement for conversion of the 10% Convertible Notes, we have been advised that in order to successfully complete the Offering, we will need to obtain consent from holders of at least 66.66% of the outstanding principal amount of all 10% Notes to convert at the time of the Offering.

The conversion and/or amendment of our preferred stock and convertible notes shall not occur unless we obtain the requisite consents (in the specified percentages) for each class of preferred stock or the convertible notes set forth above.

Our current financial condition makes it imperative that we are able to complete the Offering as soon as possible. At present, we are insolvent, as our liabilities exceed our assets. In addition, the Report of Independent Registered Public Accounting Firm on our 2006 consolidated financial statements, as in earlier years (2004-2005), included an emphasis paragraph relating to the Company’s ability to continue as a going concern.

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

RISK FACTORS

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER THE RISK FACTORS DESCRIBED IN OUR FORM 10-KSB/A (Amendment No. 2) AS WELL AS THE OTHER INFORMATION AND RISK FACTOR IN THIS FORM 10-QSB/A (Amendment No.1) BEFORE DECIDING TO INVEST IN OUR SHARES OF COMMON STOCK. IF ANY OF THESE RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER. IF THIS HAPPENS, YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT.

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

ITEM 3.    Controls and Procedures

     In the Company’s original filing of Form 10-QSB for the period ended March 31, 2007 filed on May 18, 2007 we reported that as of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon the evaluation performed at that time, the Chief Executive Officer and Chief Financial Officer originally concluded that the Company's disclosure controls and procedures were effective.

     Subsequent to such evaluation, in connection with preparation of the Company’s Quarterly Report on Form 10-QSB for the quarter and six-month period ended June 30, 2007, we identified certain accounting errors that led us to conclude that our previously issued financial statements should be restated due to errors in our methodology for calculating and accounting for transferrable warrants and errors in our accounting for certain debt and equity exchange transactions as described further in Note 11 to the consolidated condensed financial statements of the Company.   These errors resulted in the filing of Amendment No. 2 to our 2006 Annual Report on Form 10-KSB/A and this Amendment No. 1 to our March 31, 2007 Quarterly Report on From 10-QSB.  In connection with the filing of the restated Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated our disclosure controls and procedures.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2007, as a result of a material weakness in our internal control over financial reporting.  A material weakness is defined by Audit Standard No. 5 of the Public Company Accounting Oversight Board as, “A deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

     Specifically, the material weakness identified relates to the Company lacking enough qualified financial personnel to account for the Company's complex debt and equity transactions in accordance with accounting principles accepted in the United States of America (“GAAP”). Notwithstanding this material weakness, management concluded that the consolidated condensed financial statements included in this report present fairly, in all material respects, the Company's financial position and results of operations and cash flows for the periods presented in conformity with GAAP.

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

Amortization expense relating to the 10% Secured Convertible Promissory Note and 12.5% Convertible Secured Promissory Note debt discount was $137,953 and $82,317 for the three months ended March 31, 2007 and 2006, respectively.

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

METAMORPHIX, INC.
Registrant

February 29, 2008	By:	/S/ EDWIN C. QUATTLEBAUM
Date	Edwin C. Quattlebaum
President, Chief Executive Officer and
Co-Chairman of the Board of Directors
(Principal Executive Officer)

February 29, 2008	By:	/S/ THOMAS P. RUSSO
Date	Thomas P. Russo
Executive Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)