Form 10QSB
period 2007-06-30
MetaMorphix Inc.
filed 2008-02-29
CIK 1289370

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                             For the transition period from:________________________to______________________

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

Check whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes☐  No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of July 31, 2007
Common Stock, $.001 par value	21,117,622 Shares

Transitional Small Business Disclosure Format (Check one): Yes☐  No☒

		Page No.
EXPLANATORY NOTE		3

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Condensed Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	6

	Consolidated Condensed Statements of Operations for the Three and Six Months
	Ended June 30, 2007 and 2006 (restated)	7

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended
	June 30, 2007 and 2006 (restated)	8

	Notes to Consolidated Condensed Financial Statements	9

ITEM 2.	Management's Discussion and Analysis or Plan of Operation	21

ITEM 3	Controls and Procedures	27

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	28

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 3.	Defaults Upon Senior Securities	29

ITEM 6.	Exhibits	29

SIGNATURES		30

EXPLANATORY NOTE

     The consolidated condensed statements of operations and cash flows for the three and six months ended June 30, 2006 included in this Form 10-QSB have been restated. As discussed in Note 11, subsequent to the issuance of the quarterly report on Form 10-QSB for the three and six months ended June 30, 2006 Metamorphix and its audit committee concluded to restate its consolidated condensed financial statements to correct the following errors:

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

      We have established several relationships through which we commercialize our beef and swine animal genomics technology, and expect to commercialize our chicken genomic technology. We have exclusive agreements with 1) Cargill Incorporated, or Cargill, the world’s second largest beef processor and feedlot operator, 2) Newsham, the second largest swine breeding company which recently acquired Monsanto Choice Genetics, a licensee of our genomic technology and 3) Hubbard S.A.S., or Hubbard, a world leading chicken breeder. We also have agreements to provide DNA testing services for the American Kennel Club, the world’s largest canine registry, United Kennel Club, American Angus Association, the world’s largest beef cattle registry, Red Angus Association, American Limousin Association, and American Bucking Bull Association. These non-exclusive DNA testing service contracts are made in the ordinary course of business and contain standard fee-per-test terms with contracts being renewable every three years by mutual consent of the parties. Additionally, these agreements detail DNA sample submission format, specifications for data analysis and delivery, and proper archiving of samples after analysis.

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

      Our business activities in the area of animal genomics commenced in February 2002, when we acquired some of the animal-related assets of the Celera Genomics Group of Applera Corporation, or Celera, and licensed Celera’s chicken, swine and cattle genome databases for agricultural use within specified fields. In May 2002, we entered into our Joint Development and Marketing Agreement with Cargill; in June 2004, we entered into our Swine Improvement Agreement with Monsanto which has been transferred through an acquisition to Newsham in November 2007; and in January 2007, we entered into a Joint Research and Marker Development Agreement with Hubbard to develop improved breeds of chicken as described under “Licenses, Acquisitions, and Collaborative Agreements.”

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

FORWARD LOOKING STATEMENTS

     Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward looking terminology such as “may,” “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects,” or similar terms, variations of such terms or the negative of such terms. Forward-looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors. The safe harbors for forward looking statements provided by Section 21E of the Exchange Act do not apply to statements made in this Form 10-QSB. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. You should also be aware that any of the events described under “Risk factors” in our Form 10-KSB/A filed June 8, 2007 and elsewhere in that annual report could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION

ITEM 1.      Consolidated Condensed Financial Statements (Unaudited)

METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$360,204	$277,680
Accounts receivable	325,249	276,852
Prepaid expenses and other current assets	203,211	101,661
Total current assets	888,664	656,193

PROPERTY AND EQUIPMENT—Net	1,501,537	1,724,826
GOODWILL	3,739,870	3,739,870
LEASE SECURITY DEPOSITS	204,494	204,494
DEFERRED DEBT ISSUE COSTS	4,538,990	5,814,349
	9,984,890	11,483,539
TOTAL ASSETS	$10,873,555	$12,139,732

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,026,926	$7,542,232
Accrued compensation	4,617,882	4,697,961
Accrued dividends	3,963,858	3,272,114
Short-term notes payable	4,411,422	2,254,891
Notes payable to officers and directors	2,184,498	2,184,498
Deferred revenue	979,580	1,071,635
Celera purchase obligation	3,030,483	2,525,712
Derivative liability	-	100,475
Accrued interest	4,640,173	2,903,556
Total current liabilities	31,854,822	26,553,074

LONG-TERM NOTES PAYABLE, net of discount of $945,483 and
$1,134,299 at June 30, 2007 and December 31, 2006, respectively	38,569,726	35,401,265
CELERA PURCHASE OBLIGATION	3,277,913	3,670,936
ACCRUED INTEREST	1,804,647	2,472,743
OTHER LONG-TERM LIABILITIES	122,989	144,772
Total liabilities	75,630,097	68,242,790

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred stock, $0.001 par value—22,000,000 shares authorized as of June 30, 2007 and December 31, 2006, 7,333,819 and
7,326,715 shares issued and outstanding as of June 30, 2007 and
December 31, 2006, respectively	58,146,983	58,146,975
Common stock, $0.001 par value—75,000,000 shares authorized as of
June 30, 2007 and December 31, 2006, 21,117,622 and 21,075,141
shares issued and outstanding as of June 30, 2007 and December 31,
2006, respectively	21,118	21,075
Additional paid-in capital	117,454,445	116,981,763
Accumulated other comprehensive loss	(205,629)	(78,611)
Accumulated deficit	(240,173,459)	(231,174,260)
Total stockholders’ equity (deficit)	(64,756,542)	(56,103,058)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,873,555	$12,139,732

See notes to consolidated condensed financial statements.

     METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
		(As Restated)		(As Restated)
REVENUE	$892,447	$864,810	$1,686,768	$1,710,828
OPERATING COSTS AND
EXPENSES:
Cost of revenue	428,261	656,576	878,851	1,257,053
Research and development	759,569	583,918	1,308,411	1,163,617
General and administrative	1,998,330	2,303,623	3,922,985	3,940,403
Depreciation and amortization	80,045	85,841	163,856	162,962
Total operating costs and expenses	3,266,205	3,629,958	6,274,103	6,524,035
OTHER INCOME (EXPENSE):
Interest expense and accretion of debt
discount	(1,660,738)	(1,222,932)	(2,942,127)	(2,323,536)
Debt issue costs	(791,178)	(744,383)	(1,570,211)	(1,484,546)
Other (expense)	-	3,482	-	(27,020)
NET LOSS	(4,825,674)	(4,728,981)	(9,099,673)	(8,648,309)
Preferred stock dividends and
accretion of beneficial conversion
features	(347,783)	(347,783)	(691,471)	(691,744)
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(5,173,457)	$(5,076,764)	$(9,791,144)	$(9,340,053)
Net loss per common share:
Basic and diluted	$(0.25)	$(0.24)	$(0.46)	$(0.45)
Weighted average number of shares
outstanding:
Basic and diluted	21,089,707	20,875,183	21,083,211	20,626,545

See notes to consolidated condensed financial statements.

     METAMORPHIX, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended

	June 30, 2007	June 30, 2006
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,099,673)	$(8,648,309)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	224,601	234,775
Accretion of debt discount	310,155	200,373
Amortization of deferred debt issue costs	1,570,211	1,491,748
Share-based payment expense	930,521	1,247,509
Fair value changes in embedded derivative	-	26,373
(Gain) loss on disposal of fixed assets	-	647
Changes in assets and liabilities:
Accounts receivable	(48,397)	95,441
Prepaid expenses and other current assets	(134,323)	(78,980)
Accounts payable and accrued expenses	454,106	(2,225,606)
Accrued compensation	(80,079)	(646,897)
Deferred purchase obligation	111,748	119,456
Deferred revenue	(92,055)	(33,353)
Accrued interest	2,435,667	1,957,887
Other, net	-	(15,684)
Net cash flows used in operating activities	(3,417,518)	(6,274,620)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(97,740)	(1,132)
Net cash flows used in investing activities	(97,740)	(1,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuances	3,925,000	5,552,176
Payment of debt issue costs	(262,080)	-
Principal payments on notes payable	(50,000)	(535,416)
Principal payments on lease obligations	(15,253)	-
Proceeds from stock issuances	115	500
Net cash flows provided by financing activities	3,597,782	5,017,260
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	82,524	(1,258,492)
CASH AND CASH EQUIVALENTS—Beginning of period	277,680	1,382,225
CASH AND CASH EQUIVALENTS—End of period	$360,204	$123,733
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$46,677	$51,615
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes and accrued interest into new notes
payable	$1,397,028	$1,241,803
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

The Company has two key technology platforms: a) animal genomics and b) growth and differentiation factors. These technologies are commercially employed to both increase livestock meat quality and production efficiency and to potentially treat muscle-wasting diseases in humans, such as Muscular Dystrophy and Sarcopenia.

These consolidated condensed financial statements include the accounts of MetaMorphix, Inc. and its wholly-owned subsidiaries: MMI Genomics, Inc., MMI Canada Inc., MetaMorphix International, Inc., and MetaMorphix Holdings, Inc. All intercompany transactions and balances have been eliminated in consolidation.

In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of June 30, 2007, the Company had a working capital deficiency of $30,966,158 and an accumulated deficit of $240,173,459. The Company intends and is currently working to finance its operations primarily through future debt and equity financings and future revenues.

The Company is working with two United Kingdom (U.K.)-based financial advisors to assist the Company’s Board in evaluating a public listing of the Company’s shares on AIM, a market operated by the London Stock Exchange plc (“AIM”). As part of this public listing, we intend to raise between U.S. $25 million and $40 million through an offering of common stock (the “Offering”). The Offering would not be registered with the SEC because we will be relying on one or more exemptions from registration. Although there can be no assurance at this time that we will be able to successfully complete the Offering, we believe we have assembled a highly respected group of financial institutions to assist us in this process. As of February 26, 2008, we are in the process of finalizing the engagement of two investment firms in the U.K. to act as the nominated advisor (“NOMAD”), joint financial advisers and lead and co-broker for a U.K. fundraising and AIM listing. All companies whose shares are listed on AIM are required to appoint a NOMAD, who acts as both a financial advisor to a company and provides the regulatory oversight required by the London Stock Exchange plc. The two firms are well-regarded and highly selective investment firms that have played the role of financial advisor for a number of AIM-listed companies.

In connection with the Offering, we are seeking the requisite consents so that all shares of our preferred stock (Series A through Series G), all of our 12.5% Convertible Notes, and a minimum of 85% of our 10% Convertible Notes convert into common stock upon completion of the Offering and AIM listing. In addition, we are seeking consent to waive the ratchet provisions contained in our Series E preferred stock and 12.5% Convertible Notes relative to the 30% discount of the 10% noteholders since they are so dilutive that they seriously jeopardize our ability to complete the Offering and AIM listing.

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

Unaudited Interim Financial Statements—The interim financial statements of the Company for the three and six months ended June 30, 2007 and June 30, 2006 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the three and six months ended June 30, 2007 and June 30, 2006. The interim results of operations for the three and six months ended June 30, 2007 and June 30, 2006, respectively, are not necessarily indicative of the results that may be achieved for the full year.

Earnings Per Share— As of June 30, 2007 and 2006, there were 29,805,413 and 27,117,422 shares of common stock potentially issuable upon the exercise of stock options and warrants and the conversion of convertible securities, respectively. However, diluted per share amounts have not been presented in the accompanying consolidated statement of operations because the Company had a net loss in the three and six months ending June 30, 2007 and 2006 and the assumed effects of the exercise of all of the Company’s outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

Recent Accounting Pronouncements— In December 2007, the FASB issued SFAS No. 160.

Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). The adoption of SFAS No. 160 is not expected to have a material impact on the Corporation’s financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to; 1) the formation of a joint venture; 2) the acquisition of an asset or a group of assets that does not constitute a business; 3) a combination between entities or businesses under common control; 4) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Corporation’s financial position, results of operations or liquidity.

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its future results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its results of operations and financial position.

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

The consolidated condensed statements of operations include the following share-based payment expense as calculated pursuant to the provisions of SFAS No. 123(R) for the three and six months ended June 30, 2007 and 2006:
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Research and
development	$71,360	$72,663	$146,865	$167,928
General and
administrative	372,513	505,227	783,656	1,079,581
Total	$443,873	$577,890	$930,521	$1,247,509

Share-based payments in the expense categories above include expense associated with stock options granted to employees and directors as compensation and to outsiders for services performed.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2007	2006
Prepaid expenses	84,911	41,452
Supplies inventory	118,300	60,209

Total	$203,211	$101,661

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consists of the following:

	June 30,	December 31,
	2007	2006
Office equipment	$1,199,596	$1,199,596
Production equipment	1,933,222	1,931,910
Office equipment under capital
lease	213,224	213,224
Leasehold improvements	129,062	129,062

	3,475,104	3,473,792
Less: Accumulated depreciation	(1,973,567)	(1,748,966)

Total	$1,501,537	$1,724,826

The Company recorded depreciation expense of $111,642 and $117,525 for the three months ended June 30, 2007 and 2006, respectively, and $224,601 and $234,775 for the six months ended June 30, 2007 and 2006, respectively. Accumulated depreciation for equipment under capital leases was $83,779 and $71,646 as of June 30, 2007 and December 31, 2006, respectively.

6.	LONG-TERM DEFERRED DEBT ISSUE COSTS

The long-term deferred debt issue cost activity during the six months ended June 30, 2007 is as follows:

Balance at January 1, 2007	$5,814,349
Additional debt issue costs	294,852
Amortization to debt issue costs	(1,570,211)

Balance at June 30, 2007	$4,538,990

7.	COMMITMENTS AND CONTINGENCIES

Leases and Royalty Agreements— The Company has office facilities and equipment under capital and operating leases. In addition, the Company has certain agreements that provide for minimum future royalty payments and sublease income. Future minimum payments for capital leases, noncancelable operating leases, and royalty agreements with terms in excess of one year at June 30, 2007, are as follows:

	Capital	Operating	Royalty
	Leases	Leases	Agreements
July 1, 2007 through December
31, 2007	$21,195	$531,495	$94,430
2008	42,390	1,052,282	188,860
2009	29,155	1,131,950	188,860
2010	17,480	1,176,630	188,860
2011	17,480	1,222,862	–
2012	7,283	345,424	–

Thereafter	–	–	–

Total payments/(receipts)	134,983	5,460,643	661,010

Less: Amounts representing interest	(6,556)	–	–

Net payments/(receipts)	$128,427	$5,460,643	$661,010

The commitments for capital leases and operating leases set forth in the above table have not been reduced for anticipated amounts to be paid by the sublessee.

Rent expense under operating leases was $222,554 and $222,275 for the three months ended June 30, 2007 and 2006, respectively, and $440,847 and $422,113 for the six months ended June 30, 2007 and 2006, respectively.

The Company is currently leasing space in Savage, Maryland which it no longer occupies. This lease commenced on January 1, 2002 and will terminate on December 31, 2011. The Company currently subleases this space. This sublease commenced on December 1, 2004 and will terminate on December 31, 2011. The sublease covers the primary lease obligation. Beginning in 2006, the sublessee no longer pays rent to the Company but instead pays directly to the lessor. These payments of $23,675 per month in 2007 by the sublessee fully offset amounts owed by the Company under the original lease agreement.

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

On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Mr. Samuel R. Dunlap, a former Company director, who recently exited bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our June 30, 2007 consolidated financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. The Company was notified that on October 2, 2007, Regions Bank dismissed its complaint with prejudice against the Company in this matter. A dismissal with prejudice indicates that a case is dismissed for good reason and the plaintiff is barred from bringing an action on the same claim. The plaintiff has subsequently stated they made this claim in error and petitioned the court to change the dismissal to “without prejudice”. The Company had requested the initial dismissal be upheld and the courts had agreed to review this matter on January 28, 2008. At this court hearing, additional information was requested relating to internal control documents from Regions Bank. A tentative date to review these documents has now been set for late March 2008.

On March 15, 2007, we became aware of a claim against us from holders of two 10% convertible promissory notes, for breach of contract for non-repayment of principal and interest due on July 31, 2006. The original amount of the notes was $150,000 and $50,000, and the principal amount currently past due is $115,000 and $45,000, respectively. In April, 2007, we reached a settlement agreement in this matter whereby we have paid all accrued interest through April 13, 2007, totaling $34,157 ($17,078 was paid on April 13 and April 20, 2007). The amount of the claim, which includes principal and accrued interest through the date of the claim, less payments made, is recorded as a liability on the financial statements at June 30, 2007. We paid $10,000 of principal on June 29, 2007, and agreed to pay the remaining $160,000 of principal on July 31, 2007. We were unable to make the payment on July 31, 2007, and have subsequently agreed with the noteholders on a repayment schedule. The Company as of February 26, 2008 is current in its repayment obligation under this settlement agreement.

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

The Company issued additional 10% Secured Convertible Promissory Notes, which totaled $3,925,000 during the six months ended June 30, 2007. These notes have a three year maturity. The Company incurred financing costs of $294,852 in connection with obtaining these investments.

In connection with the issuance of the 10% Secured Convertible Promissory Notes in 2007, the Company granted warrants to purchase 98,125 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2012, and had an allocated value of $121,341 in 2007. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt.

Amortization expense relating to the 10% Secured Convertible Promissory Note and 12.5% Convertible Secured Promissory Note debt discount was $172,202 and $118,056 for the three months ended June 30, 2007 and 2006, respectively, and $310,155 and $200,373 for the six months ended June 30, 2007 and 2006, respectively.

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

The Company operates in two reportable segments: Growth and Differentiation Factors and Animal Genomics. All segments are dedicated to discovering and commercializing multiple technology platforms to improve the food supply and human health. The Growth and Differentiation Factors segment operates in Maryland with revenue generated in Maryland through the development and commercialization of companion animal health and livestock production for Growth and Differentiation Factor discoveries. The corporate headquarters is also located at the Maryland facility, and since no discrete financial information exists to separate the corporate activities from that of the Growth and Differentiation Factors segment, they are presented together in the table below. The Animal Genomics segment operates in California with revenue generated in California through the pioneering of the use of genome information companion animal health and livestock production. The Company previously had a segment called Immunopharmaceuticals, which was operated in Canada. In September 2005, the Company made the decision to consolidate the research efforts of the Immunopharmaceutical business unit into the Growth and Differentiation Factors business unit in order to maximize efficiency, and our facility in Canada was closed. In connection with this closure, we accrued approximately $267,000 at September 30, 2005 in severance benefits for the 11 employees who were involuntarily terminated. Of the original severance accrual, $217,957 remains accrued and unpaid at June 30, 2007. Because liabilities still exist in the Canadian company, the limited activity is still disclosed.

MetaMorphix, Inc.’s President is the chief operating decision maker. The segment structure corresponds to the Company’s subsidiary structure. The two segments relate to the Company’s technology platforms and its two distinct business opportunities: animal genomics in the Genomics segment, and human biopharmaceuticals and livestock biopharmaceuticals in the Growth and Differentiation Factors segment.

	Segment Information

	2007
	Corporate/Growth	Animal	Immunopharma
	and Differentiation	Genomics –	ceuticals –
	Factors - Maryland	California	Canada (1)	Total
Revenues from external customers for the
three months ended June 30, 2007	$-	$892,447	$-	$892,447
Total (loss) profit for reportable segments for
the three months ended June 30, 2007	(4,219,641)	(600,264)	(5,769)	(4,825,674)

Segment assets at June 30, 2007	$9,000,570	$1,872,985	-	$10,873,555

	2006
Revenues from external customers for the
three months ended June 30, 2006	$-	$864,810	$-	$864,810
Total (loss) profit for reportable segments for
the three months ended June 30, 2006	(4,123,130)	(603,696)	(2,155)	(4,728,981)
Segment assets at December 31, 2006
	$10,190,762	$1,948,970	-	$12,139,732

	2007
	Corporate/Growth	Animal	Immunopharma
	and Differentiation	Genomics –	ceuticals –
	Factors - Maryland	California	Canada (1)	Total
Revenues from external customers for the
six months ended June 30, 2007	$-	$1,686,768	$-	$1,686,768
Total (loss) profit for reportable segments for
the six months ended June 30, 2007	(7,979,889)	(1,108,219)	(11,565)	(9,099,673)

Segment assets at June 30, 2007	$9,000,570	$1,872,985	-	$10,873,555

	2006
Revenues from external customers for the
six months ended June 30, 2006	$-	$1,710,828	$-	$1,710,828
Total (loss) profit for reportable segments for
the six months ended June 30, 2006	(7,280,939)	(1,358,007)	(9,363)	(8,648,309)
Segment assets at December 31, 2006
	$10,190,762	$1,948,970	-	$12,139,732

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

Subsequent to the issuance of the Company’s Form 10-QSB for the three and six months ended June 30, 2006, the Company and its audit committee concluded to restate its condensed consolidated financial statements to correct the following errors:

1.	The Company used the Black-Scholes option valuation model for the valuation of warrants issued to non-employees from January 1, 1999 through March 31, 2007. The expected life assigned to these transferable warrants, which is an input to the Black-Scholes option valuation model, was less than the contractual life of the warrant. The Company based the expected life of the warrants on the assumption that the warrants would be exercised prior to it expiration. Upon further reflection and review of accepted valuation techniques and practices and the relevant accounting guidance, it was determined that the contractual life should have been used as an input.

2.	In 2004, holders of the Company’s 8% Secured Convertible Promissory Notes and 10.9% Secured Convertible Promissory Notes converted principal and interest into shares of Series F Convertible Preferred Stock and warrants to purchase shares of our common stock. This transaction was originally accounted for as an induced conversion. After further review of the relevant accounting guidance, it was determined that this conversion should have been accounted for as an extinguishment of the notes. This transaction generated a loss on extinguishment.

3.	In 2004, holders of the Company’s various Series C, D, & E Bridge Notes converted their notes into 12.5% Convertible Secured Promissory Notes. It was determined that this conversion should have been accounted for as an extinguishment of the old notes and the establishment of new notes. This transaction generated a loss on extinguishment.

4.	In 2005, the Company made a material modification to the terms of its 12.5% Convertible Secured Promissory Notes, in connection with a warrant exchange to eliminate a penalty warrant clause. This modification should have been accounted for as an extinguishment of the old notes and the establishment of new notes. This transaction generated a loss on extinguishment.

5.	In 2005, holders of the Company’s 8% Secured Convertible Promissory Notes and 10.9% Secured Convertible Promissory Notes converted principal and interest into shares of Series G Convertible Preferred Stock and warrants to purchase our common stock. This transaction was originally accounted for as an induced conversion, but it was determined that it should have been accounted for as a debt extinguishment. This transaction generated a gain on extinguishment.

The following tables summarize the effect of the restatement by major financial statement line item:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2006		Six months ended June 30, 2006
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Interest expense and
accretion of debt discount	$(1,633,705)	$(1,222,932)	$(3,167,597)	$(2,323,536)

Debt issue costs	(476,570)	(744,383)	(949,859)	(1,484,546)

NET LOSS	(4,871,941)	(4,728,981)	(8,957,683)	(8,648,309)

NET LOSS
ATTRIBUTABLE TO
COMMON
STOCKHOLDERS	$(5,219,724)	$(5,076,764)	$(9,649,427)	$(9,340,053)

Net loss per common
share: Basic and diluted	$(0.25)	$(0.24)	$(0.47)	$(0.45)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2006
	As Previously
	Reported	As Restated
Net loss	$(8,957,683)	$(8,648,309)
Accretion of debt discount	(1,044,434)	(200,373)
Amortization of deferred
debt issue costs	(957,061)	(1,491,748)

12.	SUBSEQUENT EVENTS

10% Secured Convertible Promissory Note Offering – The Company obtained additional financing under the 10% Secured Convertible Promissory Note offering through the issuance of $645,000 of promissory notes subsequent to June 30, 2007, each with a three year term. In connection with this offering, the Company issued warrants to purchase 16,125 shares of common stock. These warrants have an exercise price of $4.00 per share and expire in 2012. The Company paid a commission of $58,050 in connection with these additional notes.

11.5% Secured Convertible Promissory Note Offering – The Company obtained new financing under the 11.5% Secured Convertible Promissory Note offering through the issuance of $375,000 of promissory notes subsequent to June 30, 2007, each with an eighteen month year term. In connection with this offering, the Company issued warrants to purchase 93,750 shares of common stock. These warrants have an exercise price of $4.00 per share and expire in 2012.

ITEM 2.      Management's Discussion and Analysis or Plan of Operation

As discussed in Note 11, the Company’s condensed consolidated financial statements for June 30, 2006 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.

Material Changes in Results of Operations - Comparison of the Three Months Ended June 30, 2007 and 2006

The following table quantifies the amount of revenue earned during the periods presented for each of our principal sources of revenues:

	Three months ended
	June 30, 2007	June 30, 2006
Revenue
Cattle parentage and identification genotyping
service revenue	$232,196	$247,284
Canine parentage and identification genotyping
service revenue	317,249	336,464
Cattle feedlot genotyping revenue	-	174,492
Cattle Tru-Polled® genotyping revenue	57,373	43,025
Canine Heritage	89,245	-
Swine royalty revenue	126,380	-
License fee revenue	52,501	52,501
Other genomic service revenue	17,503	11,044
Total Revenue	$892,447	$864,810
Cost of revenue	(428,261)	(656,576)
Research and development expense	(759,569)	(583,918)
General and administrative expense	(1,998,330)	(2,303,623)
Depreciation and amortization expense	(80,045)	(85,841)
Interest expense and accretion of debt discount	(1,660,738)	(1,222,932)
Debt issue costs	(791,178)	(744,383)
Other income (loss)	-	3,482
Net loss	$(4,825,674)	$(4,728,981)

Revenue. Our revenue for the three months ended June 30, 2007 was $892,447, which was an increase of $27,637, or 3.2%, from the $864,810 during the second quarter of 2006. The Company began its feedlot commercialization study in 2006 as the next step in commercializing the product developed in the Cargill collaborative research project. That testing generated $174,492 during the second quarter of 2006 and was completed in early 2007. The Company began earning royalty income form its swine agreement in late 2006, and earned $126,380 during the three months ended June 30, 2007. The Company also launched the Canine Heritage product in 2007, earning $89,245 of revenue during the current quarter. This product uses DNA technology to genetically identify canine breed characteristics and can certify certain breeds. This test is being commercially sold to the public.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2007 were $428,262, a $228,314, or 34.8% decrease from the $656,576 for the same period of 2006. This decrease was primarily related to shift in the product mix from lower margin products in the second quarter of 2006, to higher margin products in 2007.

Research and Development. Research and development costs were $759,569 for the three months ended June 30, 2007 compared to $583,918 for the same period in 2006. This $175,651, or 30.1% increase was primarily due to additional employee costs incurred in our efforts to expand the Canine heritage test to identify additional breeds of dogs.

General and Administrative. General and administrative costs were $1,998,330 for the three months ended June 30, 2007 compared to $2,303,623 for the same period of 2006. This $305,293, or 13.3% decrease was primarily due to the timing of professional fees associated with our SEC filings, including audit, legal and valuation fees. In 2006, most of these costs were incurred in the second quarter, while in 2007, they were incurred in the first quarter. This timing difference amounted to approximately $316,000.

Depreciation and Amortization. Depreciation and amortization remained stable at $80,044 for the three months ended June 30, 2007 compared to $85,841 for the same period of 2006.

Interest Expense. Interest expense and accretion of debt discount increased $437,806 to $1,660,738 for the three months ended June 30, 2007 from $1,222,932 for the same period in 2006. This 35.8% increase was primarily due to the higher average debt balance and the higher accretion of debt discount relating to the 10% Secured Convertible Promissory Notes.

Debt Issue Costs. Debt issue costs increased $46,795 to $791,178 for the three months ended June 30, 2007 from $744,383 for the same period of 2006. This 6.3% increase is due to higher expense associated with amortization of deferred debt costs for the period, which related to the 10% Secured Convertible Promissory Notes.

Net Loss. Net loss increased $96,693, or 2.0%, to $4,825,674 for the three months ended June 30, 2007 from the $4,728,981 for the three months ended June 30, 2006, due to a combination of the factors described above.

Material Changes in Results of Operations - Comparison of the Six Months Ended June 30, 2007 and 2006

The following table quantifies the amount of revenue earned during the periods presented for each of our principal sources of revenues:

	Six months ended
	June 30, 2007	June 30, 2006
Revenue
Cattle parentage and identification genotyping
service revenue	$482,459	$492,585
Canine parentage and identification genotyping
service revenue	657,131	765,794
Cattle feedlot genotyping revenue	37,053	206,066
Cattle Tru-Polled® genotyping revenue	145,021	116,195
Canine Heritage	89,245	-
Swine royalty revenue	126,380	-
License fee revenue	102,502	102,502
Other genomic service revenue	46,977	27,686
Total Revenue	$1,686,768	$1,710,828
Cost of revenue	(878,851)	(1,257,053)
Research and development expense	(1,308,411)	(1,163,617)
General and administrative expense	(3,922,985)	(3,940,403)
Depreciation and amortization expense	(163,856)	(162,962)
Interest expense and accretion of debt discount	(2,942,127)	(2,323,536)
Debt issue costs	(1,570,211)	(1,484,546)
Other income (loss)	-	(27,020)
Net loss	$(9,099,673)	$(8,648,309)

Revenue. Our revenue for the six months ended June 30, 2007 was $1,686,768, which was a decrease of $24,060, or 1.4%, from the $1,710,828 during the same period of 2006. The Company began its feedlot commercialization study in 2006 as the next step in commercializing the product developed in the Cargill collaborative research project. That testing generated $206,066 during the second quarter of 2006 and was completed in early 2007. The Company began earning royalty income form its swine agreement in late 2006, and earned $126,380 during the six months ended June 30, 2007. The Company also launched the Canine Heritage product in 2007, earning $89,245 of revenue during the first six months. This product uses DNA technology to genetically identify canine breed characteristics and can certify certain breeds. This test is being commercially sold to the public

Cost of Revenue. Cost of revenue for the six months ended June 30, 2007 were $878,851, a $378,202, or 30.1% decrease from the $1,257,053 for the same period of 2006. This decrease was primarily related to shift in the product mix from lower margin products in the second quarter of 2006, to higher margin products in 2007.

Research and Development. Research and development costs were $1,308,411 for the six months ended June 30, 2007 compared to $1,163,617 for the same period in 2006. This $144,794, or 12.4% increase was primarily due to additional employee costs incurred in our efforts to expand the Canine heritage test to identify additional breeds of dogs.

General and Administrative. General and administrative costs were $3,922,985 for the first six months of 2007 compared to $3,940,403 for the same period of 2006. This $17,418, or 0.4% decrease reflected a stable expense level from year to year.

Depreciation and Amortization. Depreciation and amortization remained stable at $163,856 for the six months ended June 30, 2007 from the $162,962 for the same period of 2006.

Interest Expense. Interest expense and accretion of debt discount increased $618,591 to $2,942,127 for the six months ended June 30, 2007 from $2,323,536 for the same period in 2006. This 26.6% increase was primarily due to the increase in the average outstanding debt balance, as well as the additional amortization relating to the debt discount associated with the 10% Secured Convertible Promissory Notes.

Debt Issue Costs. Debt issue costs increased $85,665, or 5.8% to $1,570,211 for the six months ended June 30, 2007 from $1,484,546 for the same period of 2006. This decrease is due to higher expense associated with amortization of deferred debt costs for the period, which related to the 10% Secured Convertible Promissory Notes.

Other Expense. Other expense of $27,020 for the six months ended June 30, 2006 primarily relates to the change in fair value of the embedded derivative associated with the liquidated damages clause in the registration rights section of the subscription agreement for our 10% Secured Convertible Promissory Notes. As a result of adopting EITF 00-19-2 as of January 1, 2007, The Company determined that the obligation relating to the registration rights agreement is not considered probable and therefore the liability should not be recognized in the financial statements. As a result, the Company recorded a cumulative-effect adjustment of $100,475 as a decrease to the January 1, 2007 accumulated deficit balance.

Net Loss. Net loss increased $451,364, or 5.2%, to $9,099,673 for the six months ended June 30, 2007 from the $8,648,309 for the six months ended June 30, 2006, due to a combination of the factors described above.

Material Changes in Financial Position - Liquidity and Capital Resources

The Company’s primary sources of liquidity are its revenues and the sale of debt and equity securities. At June 30, 2007 the Company has cash and cash equivalents of $360,204 and a working capital deficiency of $30,966,158.

In the first six months of 2007 cash used in operations was $3.4 million compared to $6.3 million in the comparable period last year. This decrease was primarily due to a $3.2 million increase in the change in accounts payable and accrued compensation. Cash provided by financing activities was $3.6 million in the current period compared to $5.0 million in the prior year period. This decrease was due to lower proceeds from the sale of debt securities of $1.6 million.

The Company does not have any other significant commitments or guarantees, except for rental commitments and employee related obligations.

The Company is working with two U.K.-based financial advisors to assist the Company’s Board in evaluating a public listing of the Company’s shares on AIM, a market operated by the London Stock Exchange plc (“AIM”). As part of this public listing, we intend to raise between U.S. $25 million and $40 million through an offering of common stock (the “Offering”). The Offering would not be registered with the SEC because we will be relying on one or more exemptions from registration. Although there can be no assurance at this time that we will be able to successfully complete the Offering, we believe we have assembled a highly respected group of financial institutions to assist us in this process. As of February 26, 2008, we are in the process of finalizing the engagement of two investment firms in the U.K. to act as the nominated advisor (“NOMAD”), joint financial advisers and lead and co-broker for a U.K. fundraising and AIM listing. All companies whose shares are listed on AIM are required to appoint a NOMAD, who acts as both a financial advisor to a company and provides the regulatory oversight required by the London Stock Exchange plc. The two firms are well-regarded and highly selective investment firms that have played the role of financial advisor for a number of AIM-listed companies.

In connection with the Offering, we are seeking the requisite consents so that all shares of our preferred stock (Series A through Series G), all of our 12.5% Convertible Notes, and a minimum of 85% of our 10% Convertible Notes convert into common stock upon completion of the Offering and AIM listing. In addition, we are seeking consent to waive the ratchet provisions contained in our Series E preferred stock and 12.5% Convertible Notes relative to the 30% discount of the 10% noteholders since they are so dilutive that they seriously jeopardize our ability to complete the Offering and AIM listing.

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

We have faced the numerous challenges and risks that many emerging growth, research-oriented companies face since our inception. We have had a consistent history of net losses. Our decision to finance the Company through a combination of convertible notes and preferred stock has left us with a large debt obligation, the majority of which is long-term. The challenge is to generate sufficient revenue to repay this long term debt obligation or to have a liquidity event whereby this long term debt will be converted to equity. Now that we are beginning to commercialize our various products, we face risks and challenges relating to liquidity. We are dependent on future fundraising to become solvent until our operations reach profitability.

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

     As of June 30, 2007, we had outstanding convertible debt, preferred stock, options and warrants which are exercisable for, or convertible into, an aggregate of approximately 45,719,282 shares of common stock. In addition, certain of these securities contain provisions which would increase the number of shares of common stock issuable upon exercise or conversion thereof if we were to issue shares of common stock or other securities with an effective purchase price of less than $4.00 per share. Furthermore, certain of these securities contain conversion or exercise prices that are measured as a discount to our initial offering price, if one were to occur. We are currently undertaking a consent effort from our note holders and our preferred stock holders which would eliminate the ratchet provisions of the conversion price of certain securities. If the consent effort is successful, our 10% Notes ($17,732,763 outstanding at June 30, 2007) will be the only security which will convert at a discount to an offering price. Their conversion price would be the lesser of $4.00 or 70% of an initial offering price. If the consent is not successful, our 12.5% Notes ($21,782,446 outstanding at June 30, 2007) and our Series E Preferred Shares (2,000,000 shares outstanding at June 30, 2007) would also convert at 70% of an initial offering price. The issuance of additional shares of common stock upon the exercise or conversion of these securities will reduce your percentage ownership in us.

ITEM 3.      Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation performed at that time, the Chief Executive Officer and Chief Financial Officer originally concluded that, the Company's disclosure controls and procedures were effective.

Prior to the Company filing our Quarterly Report on Form 10-QSB for the quarter and six-month period ended June 30, 2007, we identified certain accounting errors that led us to conclude that our previously issued financial statements should be restated due to errors in our methodology for calculating and accounting for transferrable warrants and errors in our accounting for certain debt and equity exchange transactions as described further in the Explanatory Note to the consolidated condensed financial statements of the Company. These errors resulted in the filing of Amendment No. 2 to our 2006 Annual Report on Form 10-KSB/A and Amendment No. 1 to our March 31, 2007 Quarterly Report on Form 10-QSB. In connection with the filing of this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated our disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2007, as a result of a material weakness in our internal control over financial reporting. A material weakness is defined by Audit Standard No. 5 of the Public Company Accounting Oversight Board as, “A deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On June 20, 2005, the Company became aware of a lawsuit and claim against us from Regions Bank for $731,000. Mr. Samuel R. Dunlap, a former Company director, who recently exited bankruptcy, pledged a $731,000 Promissory Note made by us to Mr. Dunlap as security for a $5.0 million loan from Regions Bank. Regions Bank has sued us for payment of this Note. The amount that is owed is in dispute (due to offsets made at Mr. Dunlap’s direction prior to the bankruptcy). We also contend that the conditions precedent to the maturity of the loan have not occurred. We note that our June 30, 2007 consolidated financial statements reflect principal of $625,498 being owed as of such date (reflecting the offsets). Regions Bank asserts that we (in the operation of our securities transfer function) and our legal counsel enabled Mr. Dunlap to pledge one of his several Warrants to another creditor in breach of an already existing Commercial Pledge Agreement between the Bank and Mr. Dunlap. The Company was notified that on October 2, 2007, Regions Bank dismissed its complaint with prejudice against the Company in this matter. A dismissal with prejudice indicates that a case is dismissed for good reason and the plaintiff is barred from bringing an action on the same claim. The plaintiff has subsequently stated they made this claim in error and petitioned the court to change the dismissal to “without prejudice”. The Company had requested the initial dismissal be upheld and the courts had agreed to review this matter on January 28, 2008. At this court hearing, additional information was requested relating to internal control documents from Regions Bank. A tentative date to review these documents has now been set for late March 2008.

On March 15, 2007, we became aware of a claim against us from holders of two 10% convertible promissory notes, for breach of contract for non-repayment of principal and interest due on July 31, 2006. The original amount of the notes was $150,000 and $50,000, and the principal amount currently past due is $115,000 and $45,000, respectively. In April, 2007, we reached a settlement agreement in this matter whereby we have paid all accrued interest through April 13, 2007, totaling $34,157 ($17,078 was paid on April 13 and April 20, 2007). The amount of the claim, which includes principal and accrued interest through the date of the claim, less payments made, is recorded as a liability on the financial statements at June 30, 2007. We paid $10,000 of principal on June 29, 2007, and agreed to pay the remaining $160,000 of principal on July 31, 2007. The Company has subsequently agreed with the noteholders on a repayment schedule. The Company as of February 26, 2008 is current in its repayment obligation under this settlement agreement.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued additional 10% Secured Convertible Promissory Notes which totaled $3,925,000 during the six months ended June 30, 2007. These notes have a three year maturity. The Company incurred financings costs of $294,852 in connection with obtaining these investments.

In connection with the issuance of the 10% Secured Convertible Promissory Notes in 2007, the Company granted warrants to purchase 98,125 shares of common stock. These warrants had an exercise price of $4.00 per share, expire in 2012, and had an allocated value of $121,341 in 2007. The value of these warrants was recorded as a debt discount to be amortized over the life of the debt.

Amortization expense relating to the 10% Secured Convertible Promissory Note and 12.5% Convertible Secured Promissory Note debt discount was $172,202 and $118,056 for the three months ended June 30, 2007 and 2006, respectively, and $310,155 and $200,373 for the six months ended June 30, 2007 and 2006, respectively.

ITEM 3. Defaults Upon Senior Securities

At June 30, 2007, $132,015 of outstanding principal under our 8% Secured Convertible Promissory Notes and $854,344 of outstanding principal under our 10.9% Secured Convertible Promissory Notes were past due.

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